Form 10QSB
period 1999-09-30
DOLLAR BANCORP INC
filed 1999-11-15
CIK 1096722

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         ------------------------------

                                   FORM 10-QSB

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 1999.

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _______________ to _______________

                         Commission File Number 0-27747


                              DOLLAR BANCORP, INC.
                              --------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                           52-2197122
---------------------------------            -----------------------------------
(State or other jurisdiction                (IRS Employer Identification number)
of incorporation or organization)



                  893 Franklin Avenue, Newark, New Jersey 07107
                  ---------------------------------------------
                    (Address of principal executive offices)

Registrant's telephone number, including area code:           (973) 483-0001
                                                              --------------


--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      (1) Yes /X/  No / /
                                        (2) Yes / /  No /X/

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date: 76,000 shares of common stock, par value $.01 per share

         Transitional Small Business Disclosure Format (check one):

Yes  /   / No  /X/

                  DOLLAR BANCORP, INC. AND SUBSIDIARY

                                      INDEX

                                                                       Page

PART I.  FINANCIAL INFORMATION

                  Item 1. Financial Statements

                  Balance Sheets as of
                    September 30, 1999 and March 31, 1999              1

                  Statements of Operations for the
                    three and six  months ended
                    September  30, 1999 and 1998                       2

                  Statements of Stockholders' Equity
                    for the six months ended
                    September 30, 1999                                 3

                  Statements of Cash Flows for the
                    six  months ended September 30, 1999 and 1998      4

                  Notes to Financial Statements                        5

                  Item 2. Management's Discussion and Analysis
                          of Financial Condition and Results of
                          Operations                                   6

PART II. OTHER INFORMATION                                             9

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                               Dollar Savings Bank
                              Balance Sheets as of
                      September 30, 1999 and March 31, 1999
                                   (Unaudited)

                                                              At                   At
                                                     September 30, 1999        March 31, 1999
                                                     ------------------        --------------


Assets

   Cash                                                 $257,872                   $313,575
   Interest bearing deposits                           3,941,774                  2,504,860
   Mortgage-backed securities                             22,576                     28,863
   Loans receivable, net                               5,438,012                  6,231,435
   Premises & equipment                                  292,040                    297,135
   Real estate acquired in settlement of loans           285,187                          0
   Stock in federal home loan bank                        56,500                     56,500
   Refundable income taxes                                 7,403                      7,403
   Other assets                                           25,917                     24,555
                                                          ------                     ------

Total Assets                                         $10,327,281                 $9,464,326
                                                     ===========                 ==========


Liabilities

   Deposits                                            8,752,137                  7,902,237
   Advances for taxes and insurance                       51,320                     57,556
   Other liabilities                                      81,776                     94,571
                                                          ------                     ------

Total liabilities                                      8,885,233                  8,054,364
                                                       ---------                  ---------

Stockholders' Equity

   Common Stock, $1 per share;
     76,000 shares issued                                 76,000                     76,000
   Additional paid in capital                            554,142                    554,142
   Retained earnings                                     811,906                    779,820

Total Stockholders' Equity                             1,442,048                  1,409,962
                                                       ---------                  ---------
Total liabilities and  Stockholders' Equity          $10,327,281                 $9,464,326
                                                     ===========                 ==========

                               Dollar Savings Bank
                            Statements of Operations
                       For the three and six months ended
                           September 30, 1999 and 1998
                                   (Unaudited)


                                                 For the three months ended        For the six months ended
                                                         September 30,                    September 30,
                                                 -------------------------         -------------------------
                                                   1999           1998                 1999           1998
                                                 ---------     ----------            ---------      ---------
Interest Income:
   Loans                                          $129,797       $153,004            $265,673       $314,678
   Mortgage-backed securities                          514            720               1,118          1,471
   Other                                      50,62534,186         85,028              64,578
                                              ------------         ------              ------
      Total interest income                        180,936        187,910             351,819        380,727
                                                   -------        -------             -------        -------

Interest expense
   Deposits:
      Savings                                       26,188         22,300              49,511         45,340
      Time                                          29,946         40,823              59,098         72,585
                                                    ------         ------              ------         ------
        Total interest expense                      56,134         63,123             108,609        117,925
                                                    ------         ------             -------        -------

Net interest income                                124,802        124,787             243,210        262,802
Provision for loan losses                                0              0                   0              0

Net interest income after provision
   for loan losses                                 124,802        124,787             243,210        262,802
                                                   -------        -------             -------        -------

Non-interest income:
   Loan fees and service charges                     3,325         15,051               7,423         26,157
   Other                                             3,900          3,420               7,666          6,848
                                                     -----          -----               -----          -----
        Total non-interest income                    7,225         18,471              15,089         33,005

Non-interest expense:
   Salaries and employee benefits                   55,454         47,218             107,100         98,697
   Net occupancy expense of premises                 1,096          9,228               4,384         15,921
   Equipment                                         1,667          1,393               3,562          6,763
   Federal insurance premium                         1,285          1,130               2,504          2,384
   Loss from real estate operations                      0              0                   0              0
   Loss from sale of loans                               0              0                   0              0
   Other                                            47,830         63,000             108,663         89,576
                                                  --------        -------              ------        -------
        Total non-interest expense                 107,332        122,039             226,213        213,341

Income (Loss) before income taxes                   24,695         21,219              32,086         82,466

Income taxes                                             0              0                   0              0
                                                   -------        -------              ------         ------
       Net Income                                  $24,695        $21,219             $32,086        $82,466
                                                  ========        =======              ======         ======

                               Dollar Savings Bank
                        Statement of Stockholders' Equity
                       Six months ended September 30, 1999
                                   (Unaudited)


                                            Common        Additional       Retained       Total
                                            stock         paid-in          earnings       stockholders'
                                                          capital                         equity


Balance, March 31, 1999                       $76,000     $ 554,142         $779,820          $1,409,962

Net Income                                                                   $32,086             $32,086


Balance,  September 30, 1999                  $76,000      $554,142         $811,906          $1,442,048

                               Dollar Savings Bank
                            Statements of Cash Flows
                  Six months ended September 30, 1999 and 1998
                                   (Unaudited)

                                                                          September 30,             September 30,
                                                                              1999                      1998
Cash flows from operating activities:
     Net income (loss)                                                  $    32,086               $     82,466
     Adjustments to reconcile net income (loss) to net
         cash provided by operating activities
         Amortization of deferred loan fees                                 (2,003)                    (5,437)
         Depreciation of premises and equipment                               6,328                      6,861
Provision for losses on loans and real estate                                     0                          0
         Loss on sale of loans                                                    0                          0
         Loss on sale of real esstate acquired in settlement of
             loans
                 0                          0
         Decrease in refundable income taxes                                      0                          0
         (Increase) in other assets                                         (1,362)                    (8,008)
         (Decrease) in other liabilities                                   (12,795)                   (35,340)
         (Decrease) increase in accrued interest payable on
           deposits                                                         (2,544)                      8,192
                                                                            -------                      -----

Net cash provided by(used in) operating activities                           19,710                     48,734
                                                                             ------                     ------

Cash flows from investing activities:
     Proceeds from redemption of Federal Home Loan
         Bank stock                                                               0                          0
     Principal repayment on mortgage-backed securities                        6,287                      2,863
     Proceeds from sales of loans                                                 0                          0
     Proceeds from sales of real estate acquired in settlement
          of loans                                                                0                      4,635
     Net decrease in loans receivable                                       510,239                    129,897
     Purchase of equipment                                                  (1,233)                          0
                                                                            -------                          -

Net cash provided by (used in) investing activities                         515,293                    137,395
                                                                            -------                    -------

Cash flows from financing activities:
     Net increase in deposits                                               852,444                    368,356
     (Decrease) increase in advance payments by borrowers
          for taxes and insurance                                           (6,236)                      5,696
                                                                            -------                      -----


Net cash provided by financing activities                                   846,208                    374,052
                                                                            -------                    -------

Net increase in cash and cash equivalents                                 1,381,211                    560,181
Cash and cash equivalents, beginning                                      2,818,435                  2,383,767
                                                                          ---------                  ---------

Cash and cash equivalents, ending                                      $  4,199,646              $   2,943,948
                                                                       ============              =============

NOTES TO THE FINANCIAL STATEMENTS

(1)      Basis of Presentation
         ---------------------

         The accompanying unaudited financial statements were prepared in accordance with instructions for Form 10-QSB and therefore, do not include information for footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. The following material under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" is written with the presumption that the users of the interim financial statements have read, or have access to the latest audited financial statements and notes thereto of Dollar Savings Bank (the OBankO).

         All adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the financial statements have been included in the results of operations for the three and six month periods ending September 30, 1999.

         Operating results for the six month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2000.


(2)      Reorganization into the Holding Company Structure
         -------------------------------------------------
         At a special meeting of stockholders on September 20, 1999, the Bank's stockholders approved the reorganization of the Bank into a holding company structure. The reorganization was completed on October 20, 1999. As a result of the reorganization, the Bank became a wholly-owned subsidiary of Dollar Bancorp, Inc., a Delaware corporation, and each share of the Bank's common stock, par value $1.00 per share, was automatically converted into common stock of Dollar Bancorp, Inc., par value $.01 per share.

         Because the reorganization was completed subsequent to September 30, 1999, all information presented in this report is for the Bank, and not Dollar Bancorp, Inc.

(3)      Earnings per share
         ------------------

         Earnings per share are based upon the outstanding common shares or 76,000 shares. The earnings per share for the three and six months ended September 30, 1999 is $.32 and $.42 respectively.

(4)       Book value per share
         --------------------

         The book value per share is based upon the outstanding common shares or 76,000 shares. The book value per share at September 30, 1999 is $18.97.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

         In addition to historical information, this Quarterly Report contains forward-looking statements. The forward-looking statements contained in this document are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Important factors that might cause such a difference include, but are not limited to, those discussed in this section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations." Readers shouldn't place undue reliance on these forward-looking statements, as they reflect management's analysis as of the date of this report. The Bank has no obligation to update or revise these forward-looking statements to reflect events or circumstances that occur after the date of this report. Readers should carefully review the risk factor described in other documents the Company files from time to time with the Securities and Exchange Commissison, including reports filed on Form 8-K.

Comparison of Financial Condition at September 30, 1999 and March 31, 1999

Assets

         Total assets increased $862,955, or 9.1%, to $10,327,281 at Septembr 30, 1999, from $9,464,326 at March 31, 1999. The increase in total assets was primarily attributable to a $1,436,914 increase in interest bearing deposits and a $285,187 increase in real estate acquired in settlement of loans, which was partially offset by a $793,423 decrease in loans receivable, net, a $55,703 decrease in cash and a $6,287 decrease in mortgage-backed securities.

Liabilities

         Total liabilities increased by $830,869, or 9.4%, to $8,885,233 at September 30, 1999 from $8,054,364 at March 31, 1999. Deposits increased to $8,752,137 from $7,902,237 while advances for taxes decreased to $51,320 from $57,556 and other liabilities including accrued expenses and uncashed bank checks decreased to $81,776 from $94,571.

Stockholders' Equity

         Stockholders' equity increased by $32,086, or 2.2%, to $1,442,048 at September 30, 1999 from $1,409,962 at March 31, 1999. The increase in stockholders' equity is attributable to the Bank's net income of $32,086 for the six month period.

Comparison of Operating Results for the Three Months Ended September 30, 1999 and September 30, 1998

Net Income

         Net income increased $3,476 to $24,695 for the three months ended September 30, 1999 from $21,219 for the three months ended September 30, 1998. The increase in net income resulted primarily from a $14,707 decrease in non-interest expense which was partially offset by a decrease in non-interest income of $11,246 and a decrease in interest income of $6,974.

Interest Income

         Interest income decreased $6,974, or 3.7%, to $180,936 for the three months ended September 30, 1999 from $187,910 for the three months ended September 30,1998. The decrease in interest income was attributed to a $23,207 decrease in interest income on loans and a $206 decrease in interest income attributable to mortgage-backed securities which was partially offset by a $16,439 increase in other interest income.

Interest Expense

         Interest expense decreased $6,989, or 11.1%, to $56,134 for the three months ended September 30, 1999 from $63,123 for the three months ended September 30, 1998. This increase was due to a $10,877 decrease in the cost of time deposits, which was partially offset by a $3,888 increase in the cost of savings deposits.

Provision for Loan Losses

         The Bank did not establish a provision for loan losses during the three month period ended September 30, 1999 or September 30, 1998. The Bank maintains its allowance for loan losses based upon management's periodic evaluation of known or inherent risks in the loan portfolio, the Bank's past loss experience, level of delinquencies, adverse situations that may affect a borrower's ability to repay a loan, the estimated value of the underlying collateral, and market conditions. The Bank did not experience any loss from real estate operations during the three months ended September 30, 1999 or September 30, 1998.

Non-Interest Income

         Non-interest income decreased $11,246, or 60.9%, to $7,225 for the three months ended September 30, 1999 from $18,471 for the three months ended September 30, 1998. The decrease was due to a $11,726 decrease in loan fees and service charges which was offset by a slight increase in other non-interest income consisting primarily of fees generated by executing money orders.

Non-Interest Expense

         Non-interest expense decreased $14,707 or 12.1%, to $107,332 for the three months ended September 30, 1999 from $122,039 for the three months ended September 30, 1998. The decrease was primarily due to a decrease in net occupancy expense of premises of $8,132 and a decrease of $15,170 in other non-interest expenses which were partially offset by an increase in salaries and employees benefits of $8,236.

Income Tax Expense

         The Bank did not incur any income tax expense during the three months ended September 30, 1999 and September 30, 1998. This is due to a net operating loss carryover from previous years.

Comparison of Operating Results for the Six Months Ended September 30, 1999 and September 30, 1998

Net Income

         Net income decreased $50,380 to $32,086 for the six months ended September 30, 1999 from $82,466 for the six months ended September 30, 1998. The decrease in net income resulted primarily from a decrease in interest income of $28,908 and a decrease in non-interest income of $17,916 which was partially offset by a decrease in interest expense of $9,316.

Interest Income

         Interest income decreased $28,908, or 7.6%, to $351,819 for the six months ended September 30, 1999 from $380,727 for the six months ended September 30,1998. The decrease in interest income was attributed to a $49,005 decrease in interest income on loans which was partially offset by a $353 in interest income attributable to mortgage-backed securitie and a $20,450 increase other interest income.

Interest Expense

         Interest expense decreased $9,316, or 7.9%, to $108,609 for the six months ended September 30, 1999 from $108,609 for the six months ended September 30, 1998. This decrease was due to a $13,487 decrease in the cost of time deposits, which was partially offset by a $4,171 increase in the cost of savings deposits.

Provision for Loan Losses

         The Bank did not establish a provision for loan losses during the six month period ended September 30, 1999 or September 30, 1998. The Bank maintains its allowance for loan losses based upon management's periodic evaluation of known or inherent risks in the loan portfolio, the Bank's past loss experience, level of delinquencies, adverse situations that may affect a borrower's ability to repay a loan, the estimated value of the underlying collateral, and market conditions. The Bank did not experience any loss from real estate operations during the six months ended September 30, 1999 or September 30, 1998.

Non-Interest Income

         Non-interest income decreased $17,916, or 54.3%, to $15,089 for the six months ended September 30, 1999 from $33,005 for the six months ended September 30, 1998. The decrease was due to a $18,734 decrease in loan fees and service charges which was offset by a slight increase in other non-interest income consisting primarily of fees generated by executing money orders.

Non-Interest Expense

         Non-interest expense increased $12,872 or 6.0%, to $226,213 for the six months ended September 30, 1999 from $213,341 for the six months ended September 30, 1998. The increase was primarily due to an increase in salaries and employees benefits of $8,403 and an increase of $19,087 in other non-interest expenses which was partially offset by a decrease in net occupancy expense of premises of $11,537 and a $3,201 decrease in equipment expense.

Income Tax Expense

         The Bank did not incur any income tax expense during the six months ended September 30, 1999 and September 30, 1998. This is due to a net operating loss carryover from previous years.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Bank's most significant form of market risk is interest rate risk, as the majority of the Bank's assets and liabilities are sensitive to changes in interest rates. The Bank's assets consist primarily of fixed rate mortgage loans (the majority of which have five year balloon terms), which have longer maturities than the Bank's liabilities which consist primarily of deposits. The Bank's mortgage loan portfolio, consisting primarily of loans secured by residential real property located in Essex County, is also subject to risks associated with the local economy. The Bank does not own any trading assets. At June 30, 1999, the Bank did not have any hedging transactions in place, such as interest rate swaps and caps. The Bank's interest rate risk management focuses primarily on evaluating and managing the composition of the Bank's assets and liabilities in the context of various interest rate scenarios. Factors beyond management's control, such as market interest rates and competition, also have an impact on interest income and interest expense.

         During the quarter ended June 30, 1999, there were no significant changes in the Bank's assessment of market risk.



PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         There are various claims and lawsuits in which the Bank is periodically involved incidental to the Bank's business. In the opinion of management, no material loss is expected from any of such pending claims or lawsuits.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         (a) Changes in Securities.

         Not applicable.

         (b) Use of proceeds.

         Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         (a) Defaults upon senior securities.

         Not applicable.

         (b) Use of proceeds.

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On September 20, 1999, the Bank held a special meeting of stockholders for the purpose of approving the reorganization of the Bank into the holding company structure with the formation of Dollar Bancorp, Inc. as the Bank's Delaware chartered stock holding company. 76,000 shares were voted in favor of the proposal, no shares were voted against the proposal, and there were no abstentions.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORT ON FORM 8-K.

         Exhibit 27 EDGAR Financial Data Schedule.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


                                                     DOLLAR BANCORP, INC.


Date:   November 11, 1999                  By: /s/ Robert DeMane
                                           -------------------------------------
                                           Robert DeMane
                                           President and Chief Executive Officer



Date:   November 11, 1999                  By: /s/ Susan L. Velardi
                                           -------------------------------------
                                           Susan L. Velardi
                                           Vice President and Treasurer