Form 10QSB
period 1999-12-31
DOLLAR BANCORP INC
filed 2000-02-11
CIK 1096722

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         ------------------------------

                                   FORM 10-QSB

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 1999.

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _______________ to _______________

                         Commission File Number 0-27747


                              DOLLAR BANCORP, INC.
                              -------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                          52-2197122
-------------------------------             ----------------------------------
(State or other jurisdiction                (IRS Employer Identification number)
 of incorporation or organization)



                  893 Franklin Avenue, Newark, New Jersey 07107
                  ---------------------------------------------
                    (Address of principal executive offices)

Registrant's telephone number, including area code:           (973) 483-0001
                                                              --------------


  -----------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      (1) Yes /X/ No / /
                                        (2) Yes /X/  No / /

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date: 76,000 shares of common stock par value $.01 per share

         Transitional Small Business Disclosure Format (check one):

Yes  /   / No  /X/

                       DOLLAR BANCORP, INC. AND SUBSIDIARY

                                      INDEX

                                                                       Page

PART I.  FINANCIAL INFORMATION

                  Item 1. Financial Statements

                  Balance Sheets as of
                    December 31, 1999 and March 31, 1999                     1

                  Statements of Operations for the
                    three and nine months ended
                    December 31, 1999 and 1998                               2

                  Statements of Stockholders' Equity
                    for the nine months ended
                    December 31, 1999                                        3

                  Statements of Cash Flows for the
                    nine months ended December 31, 1999 and 1998             4

                  Notes to Financial Statements                              5

                  Item 2. Management's Discussion and Analysis
                          of Financial Condition and Results of
                          Operations                                         6

PART II. OTHER INFORMATION                                                   9

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                              Dollar Bancorp, Inc.
                              Balance Sheets as of
                      December 31, 1999 and March 31, 1999
                                   (Unaudited)

                                                              At                                 At
                                                     December 31, 1999              March 31, 1999
                                                     -----------------              --------------


Assets

   Cash                                                 $500,307                   $313,575
   Interest bearing deposits                           3,498,647                  2,504,860
   Mortgage-backed securities                             21,481                     28,863
   Loans receivable, net                               5,667,089                  6,231,435
   Premises & equipment                                  288,911                    297,135
   Real estate owned                                     285,187                          0
   Stock in federal home loan bank                        56,500                     56,500
   Refundable income taxes                                 7,403                      7,403
   Other assets                                           29,120                     24,555
                                                          ------                     ------

Total Assets                                         $10,354,645                 $9,464,326
                                                     ===========                 ==========


Liabilities

   Deposits                                            8,763,036                  7,902,237
   Advances for taxes and insurance                       48,859                     57,556
   Other liabilities                                      70,937                     94,571
                                                          ------                     ------

Total liabilities                                      8,882,832                  8,054,364
                                                       ---------                  ---------

Stockholders' Equity

   Common Stock, $.01 and $1 per share;
     76,000 shares issued                                    760                     76,000
   Additional paid in capital                            629,382                    554,142
   Retained earnings                                     841,671                    779,820

Total Stockholders' Equity                             1,471,813                  1,409,962
                                                       ---------                  ---------
Total liabilities and  Stockholders' Equity          $10,354,645                 $9,464,326
                                                     ===========                 ==========

                              Dollar Bancorp, Inc.
                            Statements of Operations
                       For the three and nine months ended
                           December 31, 1999 and 1998
                                   (Unaudited)


                                                 For the three months ended       For the nine months ended
                                                         December 31,                     December 31,
                                                 --------------------------       -------------------------
                                                   1999           1998              1999              1998
                                                 ---------         --------        ---------       --------
Interest Income:
   Loans                                          $139,607       $153,490            $405,280       $468,168
   Mortgage-backed securities                          469            693               1,587          2,164
   Other                                            51,839         34,939             136,867         99,517
                                                   -------        -------              ------        -------
      Total interest income                        191,915        189,122             543,734        569,849
                                                   -------        -------             -------        -------

Interest expense
   Deposits:
      Savings                                       27,302         22,994              76,813         68,333
      Time                                          38,210         39,315              97,309        111,901
                                                    ------         ------              ------        -------
        Total interest expense                      65,512         62,309             174,122        180,234
                                                    ------         ------             -------        -------

Net interest income                                126,403        126,813             369,612        389,615
Provision for loan losses                                0         74,687                   0         74,687

Net interest income after provision
   for loan losses                                 126,403         52,126             369,612        314,928
                                                   -------         ------             -------        -------

Non-interest income:
   Loan fees and service charges                     7,145         11,432              14,569         37,589
   Income from real estate operations                2,410              0               2,410              0
   Other                                             3,845          3,857              11,511         10,705
                                                     -----          -----              ------         ------
        Total non-interest income                   13,400         15,289              28,490         48,294

Non-interest expense:
   Salaries and employee benefits                   57,987         54,200             165,087        152,897
   Net occupancy expense of premises                  (26)          8,866               4,358         24,787
   Equipment                                         1,107          1,541               4,669          8,304
   Federal insurance premium                         1,254          1,138               3,758          3,522
   Loss from real estate operations                      0              0                   0              0
   Loss from sale of loans                               0              0                   0              0
   Other                                            49,716       (16,536)             158,379         73,040
                                                   -------        -------             -------         ------
        Total non-interest expense                 110,038         49,209             336,251        262,550

Income (Loss) before income taxes                  $29,765        $18,206              61,851        100,672
Income taxes                                             0              0                   0              0
                                                         -              -                   -              -
       Net Income                                  $29,765        $18,206              61,851        100,672
                                                 ========         =======              ======        =======

Earnings per share (Basic)                             .39            .24                 .81           1.32
Earnings per share (Diluted)                           .39            .24                 .81           1.32
Cash dividends declared per share                        0              0                   0              0
Shares used in computing earnings per share         76,000         76,000              76,000         76,000

                              Dollar Bancorp, Inc.
                        Statement of Stockholders' Equity
                       Nine months ended December 31, 1999
                                   (Unaudited)


                                            Common        Additional       Retained       Total
                                            stock         paid-in          earnings       stockholders'
                                                          capital                         equity


Balance, March 31, 1999                    $76,000         $554,142         $779,820          $1,409,962

Net Income                                                                   $61,851             $61,851

Reorganization                             ($75,240)        $75,240


Balance,  December 31, 1999                    $760        $629,382          $841,671         $1,471,813

                              Dollar Bancorp, Inc.
                            Statements of Cash Flows
                  Nine months ended December 31, 1999 and 1998
                                   (Unaudited)

                                                                          December 31,              December 31,
                                                                              1999                      1998
Cash flows from operating activities:
     Net income (loss)                                                  $    61,851              $     100,672
     Adjustments to reconcile net income (loss) to net
         cash provided by operating activities
         Amortization of deferred loan fees                                 (2,625)                    (6,516)
         Depreciation of premises and equipment                               9,457                     10,292
Provision for losses on loans and real estate                                     0                     74,687
         Loss on sale of loans                                                    0                          0
         Loss on sale of real esstate owned                                       0                          0
         Decrease in refundable income taxes                                      0                          0
         (Increase) in other assets                                         (4,565)                    (4,589)
         (Decrease) in other liabilities                                   (23,634)                   (88,701)
         Increase in accrued interest payable on
           deposits                                                           8,290                     18,992
                                                                              -----                     ------

Net cash provided by(used in) operating activities                           48,774                    104,837
                                                                             ------                    -------

Cash flows from investing activities:
     Proceeds from redemption of Federal Home Loan
         Bank stock                                                               0                          0
     Principal repayment on mortgage-backed securities                        7,382                      4,456
     Proceeds from sales of loans                                                 0                          0
     Proceeds from sales of real estate owned                                     0                      6,953
     Net decrease in loans receivable                                       281,784                    211,371
     Loan Purchased                                                                                  (354,000)
     Purchase of equipment                                                  (1,233)                          0
                                                                            -------                          -

Net cash provided by (used in) investing activities                         287,933                  (131,220)
                                                                            -------                  ---------

Cash flows from financing activities:
     Net increase in deposits                                               852,509                    469,690
     (Decrease) in advance payments by borrowers
          for taxes and insurance                                           (8,697)                   (24,734)
                                                                            -------                   --------


Net cash provided by financing activities                                   843,812                    444,956
                                                                            -------                    -------

Net increase in cash and cash equivalents                                 1,180,519                    418,573
Cash and cash equivalents, beginning                                      2,818,435                  2,383,767
                                                                          ---------                  ---------

Cash and cash equivalents, ending                                      $  3,998,954              $   2,802,340
                                                                       ============              =============

NOTES TO THE FINANCIAL STATEMENTS

(1)      Basis of Presentation
         ---------------------

         The accompanying unaudited financial statements were prepared in accordance with instructions for Form 10-QSB and therefore, do not include information for footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. The following material under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" is written with the presumption that the users of the interim financial statements have read, or have access to the latest audited financial statements and notes thereto of Dollar Bancorp, Inc. (the "Company").

         All adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the financial statements have been included in the results of operations for the three and nine month periods ending December 31, 1999.

         Operating results for the nine month period ended December 31, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2000.

(2)      Holding Company Reorganization
         ------------------------------

         At a Special Meeting of Stockholders held September 20, 1999, stockholders of Dollar Savings Bank (the "Bank") approved the reorganization of the Bank into the holding company structure, whereby the Bank becomes a wholly-owned subsidiary of the Company, a Delaware corporation. Each outstanding share of the Bank's common stock, par value $1.00 per share, was automatically converted into one share of the Company's common stock, par value $.01 per share. The Bank completed the reorganization on October 20, 1999.

(3)      Earnings per share
         ------------------

         Earnings per share are based upon the outstanding common shares or 76,000 shares. The earnings per share for the three and nine months ended December 31, 1999 is $.39 and $.81 respectively.

(4)      Book value per share
         --------------------

         The book value per share is based upon the outstanding common shares or 76,000 shares. The book value per share at December 31, 1999 is $19.37.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

         In addition to historical information, this Quarterly Report contains forward-looking statements. The forward-looking statements contained in this document are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Important factors that might cause such a difference include, but are not limited to, those discussed in this section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations." Readers shouldn't place undue reliance on these forward-looking statements, as they reflect management's analysis as of the date of this report. The Company has no obligation to update or revise these forward-looking statements to reflect events or circumstances that occur after the date of this report. Readers should carefully review the risk factor described in other documents the Company files from time to time with the Securities and Exchange Commissison, including reports filed on Form 8-K.

Comparison of Financial Condition at December 31, 1999 and March 31, 1999

Assets

         Total assets increased $890,319, or 9.4%, to $10,354,645 at December 31, 1999, from $9,464,326 at March 31, 1999. The increase in total assets was primarily attributable to a $993,787 increase in interest bearing deposits, a $285,187 increase in real estate owned and a $186,732 increase in cash, which were partially offset by a $564,346 decrease in loans receivable, net, a $7,382 decrease in mortgage-backed securities and a $8,224 decrease in premises and equipment.

Liabilities

         Total liabilities increased by $828,468, or 10.3%, to $8,882,832 at December 31, 1999 from $8,054,364 at March 31, 1999. Deposits increased to $8,763,036 from $7,902,237 while advances for taxes decreased to $48,859 from $57,556 and other liabilities including accrued expenses and uncashed bank checks decreased to $70,937 from $94,571.

Stockholders' Equity

         Stockholders' equity increased by $61,851, or 4.4%, to $1,471,813 at December 31, 1999 from $1,409,962 at March 31, 1999. The increase in stockholders' equity is attributable to the Company's net income of $61,851 for the nine month period.

Comparison of Operating Results for the Three Months Ended December 31, 1999 and December 31, 1998

Net Income

         Net income increased $11,559 to $29,765 for the three months ended December 31, 1999 from $18,206 for the three months ended December 31, 1998. The increase in net income resulted primarily from a $2,793 increase in interest income and a $74,687 decrease in provision for loan losses which was partially offset by a decrease in non-interest income of $1,889 and an increase in non-interest expense of $60,829.

Interest Income

         Interest income increased $2,793, or 1.5%, to $191,915 for the three months ended December 31, 1999 from $189,122 for the three months ended December 31,1998. The increase in interest income was attributed to a $16,900 increase in other interest income which was partially offset by a $13,883 decrease in interest income attributable to loans and a slight decrease in interest income attributable to mortgage-backed securities of $224.

Interest Expense

         Interest expense increased $3,203, or 5.1%, to $65,512 for the three months ended December 31, 1999 from $62,309 for the three months ended December 31, 1998. This increase was due to a $4,308 increase in the cost of savings deposits which was partially offset by a $1,105 decrease in the cost of time deposits.

Provision for Loan Losses

         The Company did not establish a provision for loan losses during the three month period ended December 31, 1999 but did establish a $74,687 provision for the three month period ended December 31, 1998 because one of the Company's borrowers went into bankruptcy. The Company maintains its allowance for loan losses based upon management's periodic evaluation of known or inherent risks in the loan portfolio, the Company's past loss experience, level of delinquencies, adverse situations that may affect a borrower's ability to repay a loan, the estimated value of the underlying collateral, and market conditions. The Company did not experience any loss from real estate operations during the three months ended December 31, 1999 or December 31, 1998.

Non-Interest Income

         Non-interest income decreased $1,889, or 12.4%, to $13,400 for the three months ended December 31, 1999 from $15,289 for the three months ended December 31, 1998. The decrease was due to a $4,287 decrease in loan fees and service charges which was offset by an increase of $2,410 in income from real estate operations and a slight increase in other non-interest income consisting primarily of fees generated by executing money orders.

Non-Interest Expense

         Non-interest expense increased $60,829 or 123.6%, to $110,038 for the three months ended December 31, 1999 from $49,209 for the three months ended December 31, 1998. The increase was primarily due to a $66,252 increase in other non-interest expenses and an increase in salaries and employees benefits of $3,787 which were partially offset by a decrease of $8,892 in net occupancy expense of premises and a slight decrease in equipment expense.

Income Tax Expense

         The Company did not incur any income tax expense during the three months ended December 31, 1999 and December 31, 1998. This is due to a net operating loss carryover from previous years.

Comparison of Operating Results for the Nine Months Ended December 31, 1999 and December 31, 1998

Net Income

         Net income decreased $38,821 to $61,851 for the nine months ended December 31, 1999 from $100,672 for the nine months ended December 31, 1998. The decrease in net income resulted primarily from a decrease in non-interest income of $19,804 and an increase in non-interest expense of $73,701 which was partially offset by a decrease in provision for loan losses of $74,687.

Interest Income

         Interest income decreased $26,115, or 4.6%, to $543,734 for the nine months ended December 31, 1999 from $569,849 for the nine months ended December 31,1998. The decrease in interest income was attributed to a $62,888 decrease in interest income on loans which was partially offset by a $577 in interest income attributable to mortgage-backed securitie and a $37,350 increase other interest income.

Interest Expense

         Interest expense decreased $6,112, or 3.4%, to $174,122 for the nine months ended December 31, 1999 from $180,234 for the nine months ended December 31, 1998. This decrease was due to a $14,592 decrease in the cost of time deposits, which was partially offset by a $8,480 increase in the cost of savings deposits.

Provision for Loan Losses

         The Company did not establish a provision for loan losses during the nine month period ended December 31, 1999 but did establish a $74,687 provision for the nine month period ended December 31, 1998 because one of the Company's borrowers went into bankruptcy. The Company maintains its allowance for loan losses based upon management's periodic evaluation of known or inherent risks in the loan portfolio, the Company's past loss experience, level of delinquencies, adverse situations that may affect a borrower's ability to repay a loan, the estimated value of the underlying collateral, and market conditions. The Company did not experience any loss from real estate operations during the nine months ended December 31, 1999 or December 31, 1998.

Non-Interest Income

         Non-interest income decreased $19,804, or 41.0%, to $28,490 for the nine months ended December 31, 1999 from $48,294 for the nine months ended December 31, 1998. The decrease was due to a $23,020 decrease in loan fees and service charges which was offset by an increase of $2,410 in income from real estate operations and a slight increase in other non-interest income consisting primarily of fees generated by executing money orders.

Non-Interest Expense

         Non-interest expense increased $73,701 or 28.1%, to $336,251 for the nine months ended December 31, 1999 from $262,550 for the nine months ended December 31, 1998. The increase was primarily due to an increase of $85,339 in other non-interest expenses and a $12,190 decrease in salaries and employees benefits which was partially offset by a decrease in net occupancy expense of premises of $20,429.

Income Tax Expense

         The Bank did not incur any income tax expense during the nine months ended December 31, 1999 and December 31, 1998. This is due to a net operating loss carryover from previous years.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company's most significant form of market risk is interest rate risk, as the majority of the Company's assets and liabilities are sensitive to changes in interest rates. The Company's assets consist primarily of fixed rate mortgage loans (the majority of which have five year balloon terms), which have longer maturities than the Company's liabilities which consist primarily of deposits. The Company's mortgage loan portfolio, consisting primarily of loans secured by residential real property located in Essex County, is also subject to risks associated with the local economy. The Company does not own any trading assets. At December 31, 1999, the Company did not have any hedging transactions in place, such as interest rate swaps and caps. The Company's interest rate risk management focuses primarily on evaluating and managing the composition of the Company's assets and liabilities in the context of various interest rate scenarios. Factors beyond management's control, such as market interest rates and competition, also have an impact on interest income and interest expense.

         During the quarter ended December 31, 1999, there were no significant changes in the Company's assessment of market risk.



PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         There are various claims and lawsuits in which the Bank is periodically involved incidental to the Company's business. In the opinion of management, no material loss is expected from any of such pending claims or lawsuits.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         (a) Changes in Securities.

         Not applicable.

         (b) Use of proceeds.

         Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         (a) Defaults upon senior securities.

         Not applicable.

         (b) Use of proceeds.

         Not applicable.

ITEM 4.  OTHER INFORMATION

         None.

ITEM 5.  EXHIBITS AND REPORT ON FORM 8-K.

         Exhibit 27   Edgar Financial Data Schedule.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


                                  DOLLAR BANCORP, INC.


Date: February 10, 2000           By:      /s/ Robert DeMane
                                           -------------------------------------
                                           Robert DeMane
                                           President and Chief Executive Officer



Date: February 10, 2000
                                  By:      /s/ Susan L. Velardi
                                           -------------------------------------
                                           Susan L. Velardi
                                           Vice President and Treasurer