Form 10KSB
period 2000-03-31
DOLLAR BANCORP INC
filed 2000-06-29
CIK 1096722

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

|X| Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended March 31, 2000

COMMISSION FILE NUMBER 0-27747

                              Dollar Bancorp, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Delaware                                   52-2197122
    ------------------------------           -----------------------------------
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)

        893 Franklin Avenue
        Newark, New Jersey                                07107
  --------------------------------          ------------------------------------
  (Address of principal executive                      (Zip Code)
             offices)
                        Telephone Number: (973) 483-0001
                                         ---------------

     Securities Registered Pursuant to Section 12(g) of the Exchange Act: Common Stock, par value $0.01 per share

         Check whether the issuer: (1) filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes   X                 No
                         ------                 ------

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

         The Registrant's revenues for the fiscal year ended March 31, 2000 were $75,002.

         The voting stock of the Company is not traded on an exchange and is illiquid. Based upon the last sale of the common stock at May 31, 2000 of $37.00 per share the aggregate market value was $2,812,000. The aggregate market value of the voting equity held by non-affiliates computed by reference to the price at which the common equity was sold, as of May 31, 2000 was $2,556,108.

         The number of shares outstanding of the Registrant's Common Stock, the Registrant's only class of outstanding capital stock, as of May 31, 2000 was 76,000.

                       Documents Incorporated by Reference

         The following documents, in whole or in part, are specifically incorporated by reference in the indicated Part of this Annual Report on Form 10-KSB:

I. Portions of the Dollar Bancorp, Inc. 2000 Annual Report to Stockholders are incorporated by reference into certain items of Part II.

II. Portions of the Dollar Bancorp, Inc. Proxy Statement for the 2000 Annual Meeting of Stockholders are incorporated by reference into certain items of Part III.

                                     PART I
Item 1.  Business
-----------------

Dollar Bancorp Inc.

         Dollar Bancorp, Inc. (the "Company") is a Delaware corporation which was organized in October 1999. The only significant asset of the Company is its investment in Dollar Savings Bank (the "Bank"). On October 20, 1999, the Company acquired all of the issued and outstanding common stock of the Bank in connection with the Bank's reorganization holding company structure. At that time, each share of the Bank's common stock was automatically converted into one share of Company common stock, par value $0.01 per share (the "Common Stock"). At March 31, 2000, the Company had total assets of $10.2 million, total deposits of $8.6 million, and stockholders' equity of $1.5 million.

         The Company's principal office is located at 893 Franklin Avenue, Newark, New Jersey, 07107, and its telephone number at that address is (973) 483-0001.

Dollar Savings Bank

         The Bank is a federally chartered stock savings bank headquartered in Newark, New Jersey which completed its conversion from the mutual to stock form of ownership on October 10, 1997. Its deposits are insured up to the maximum allowable amount by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation (the "FDIC"). Through its office in Newark, the Bank serves communities located in Essex County, New Jersey. The principal business of the Bank has historically consisted of attracting retail deposits from the general public and investing those funds primarily in first mortgage loans on one- to four-family residential real estate, and commercial real estate loans, and to a lesser extent multi-family real estate. The Bank also originates other loans consisting primarily of loans secured by deposit accounts. At March 31, 2000, substantially all of the Bank's real estate mortgage loans were secured by properties located in the Bank's market area. At March 31, 2000, total loans receivable were $6.0 million, or 58.8% of total assets.

         The Bank currently offers passbook savings, club accounts and certificate accounts. The Bank obtains deposits within its primary market area. The Bank does not accept any brokered deposits. See "--Sources of Funds--Deposits."

         In the past, the Bank has invested in mortgage-backed securities. At March 31, 2000, mortgage-backed securities totaled $20,879. See "--Investment Activities."

Recent Developments

         On April 17, 2000, the Company entered into a Dealer-Manager Agreement with stockholders owning 90.1% of the common stock of the Company (the "Selling Stockholders") and National Securities Corporation ("NSC") whereby NSC would assist the Selling Stockholders in an effort to sell their shares of common stock in a private placement. The Dealer-Manager Agreement provides that the common stock will only been marketed to "accredited investors," as that term is defined in the General Rules and Regulations of the Securities Act of 1933. Under the terms of the Dealer- Manager Agreement, the Dealer-Manager Agreement will expire upon NSC's raising $4.0 million of gross proceeds for the common stock of the Selling Stockholders, or July 15, 2000, whichever comes first.

Market Area and Competition

         As a community-oriented financial institution, the Bank seeks to serve the financial needs of the families in its market area. The Bank's market area is Newark, New Jersey which is located in Essex County, New Jersey. The Bank's market area has been in an extended economic decline over the past fifteen years and is characterized by high levels of unemployment in lower income neighborhoods. Newark's population declined over 20% from 1980 to 1995.

         The economy of the Bank's market area consists primarily of small business retailers. The Bank is significantly affected by the Newark economy which, in recent years, has experienced a significant decline and reduction in employment due to layoffs, corporate relocations to achieve lower operating costs, a reduced tax base, and a decline in the manufacturing sector of the economy. Consequently, the market area has experienced a decline in real estate values, and the ability of the Bank's borrowers to make timely payment on their loans has been adversely affected. These factors have contributed to a decline in the Bank's asset quality in the early 1990's.

         The Bank faces significant competition in attracting deposits from commercial banks, other savings institutions and credit unions. The Bank faces additional competition for deposits from short-term money market funds, from other corporate and government securities funds and from brokerage funds and insurance companies. The Bank also faces significant competition in the origination of loans from savings institutions, mortgage banking companies, credit unions and commercial banks.

Lending Activities

         General. The Bank's loan portfolio consists primarily of loans secured by real estate. Such loans are secured by one- to four-family residences, commercial real estate loans, and to a lesser extent by multi-family dwellings. The Bank also originates other loans consisting primarily of loans secured by deposit accounts. At March 31, 2000, the Bank's loans totaled $6.0 million, of which $4.0 million or 61.51% were one-to four-family residential mortgage loans, $1.2 million or 19.29% were commercial loans and $661,000, or 10.25% were multi-family loans. Of the one- to four- family mortgage loans outstanding at that date, $3.3 million, or 84.0% were fixed-rate loans, and $635,000, or 16.0% were adjustable-rate loans. At March 31, 2000, loans secured by deposit accounts totaled $62,000, or 0.96% of the Bank's loan portfolio.

         The Bank's loans-to-one borrower limit is generally the greater of 15% of unimpaired capital and surplus or $500,000. See "Regulation--Federal Regulation of Savings Banks." At March 31, 2000, the maximum loan amount which the Bank could have had outstanding to any one borrower and the borrower's related entities was approximately $500,000. At March 31, 2000, the Bank had no loans or groups of loans to related borrowers with outstanding balances in excess of this amount. The Bank's largest lending relationship at March 31, 2000 was $403,000 in loans-to-one borrower which was secured by one single family and two multi-family properties. The Bank's second largest lending relationship at March 31, 2000 was $309,000 which was secured by multi-family real estate. The Bank's third largest lending relationship totaled $295,000, which consisted of a real estate loan secured by a single-family residence. At March 31, 2000, all of these loans were performing in accordance with their terms.

         Loan Portfolio Composition. Set forth below is data relating to the composition of the Bank's loan portfolio by type of loan as of the dates indicated.

                                                                     At March 31,
                                                    -----------------------------------------------
                                                            2000                      1999
                                                    ---------------------     ---------------------
                                                    Amount        Percent      Amount       Percent
                                                    ------        -------     -------       -------
                                                                   (Dollars in Thousands)

Real estate loans:
  One- to four-family............................  $  3,967        61.51%    $ 4,551         68.21%
  Multi-family...................................       661        10.25         688         10.31
  Construction...................................       515         7.99          --            --
  Commercial.....................................     1,244        19.29       1,385         20.76
                                                   --------        -----     -------         -----
    Total real estate loans......................  $  6,387        99.04     $ 6,624         99.28
                                                   ========        =====     =======         =====

Other loans:
  Deposit account................................  $     62         0.96     $    48          0.72
                                                   --------        -----     -------         -----
    Total other loans............................        62         0.96          48          0.72
                                                   --------        -----     -------         -----

Total loans......................................     6,449       100.00%      6,672        100.00%
                                                   ========       ======     =======        ======

Less:
Deferred fees and discounts......................        14                        8
Allowance for losses.............................       351                      432
Loans in process.................................       111                       --
                                                   --------                  -------
Total loans receivable, net......................  $  5,973                  $ 6,232
                                                   ========                  =======


         The following table shows the composition of the Bank's loan portfolio by fixed and adjustable rates at the dates indicated.

                                                                     At March 31,
                                                    -----------------------------------------------
                                                            2000                      1999
                                                    ---------------------      --------------------
                                                    Amount        Percent      Amount       Percent
                                                    ------        -------      ------       -------
                                                                   (Dollars in Thousands)
Fixed-rate loans:
  Real estate:
  One- to four-family............................  $  3,332        51.67%    $ 3,683         55.20%
  Multi-family...................................       661        10.25         688         10.31
  Construction...................................       515         7.99          --            --
  Commercial.....................................     1,050        16.28       1,188         17.81
                                                   --------       ------     -------         -----
    Total real estate loans......................     5,558        86.19       5,559         83.32
  Other..........................................        62         0.96          48          0.72
                                                   --------       ------     -------         -----
    Total fixed-rate loans.......................     5,620        87.15       5,607         84.04
                                                   ========       ======     =======         =====

Adjustable-rate loans:
  Real estate:
  One- to four family............................       635         9.85         868         13.01
  Commercial.....................................       194         3.00         197          2.95
                                                   --------       ------       -----         -----
    Total adjustable rate loans..................       829        12.85       1,065         15.96
                                                   --------       ------     -------        ------
    Total loans..................................  $  6,449       100.00%    $ 6,672        100.00%
                                                   ========       ======     =======        ======

Less:
Deferred fees....................................        14                        8
Allowance for loan losses........................       351                      432
Loans in process.................................       111                       --
                                                   --------                  -------
    Total loans receivable, net..................  $  5,973                  $ 6,232
                                                   ========                  =======


         One- to Four-Family Mortgage Loans. The Bank's primary lending activity is the origination of one- to four- family, owner-occupied, residential mortgage loans secured by property located in the State of New Jersey. Loans are generated through the Bank's marketing efforts, its existing customers and referrals. The Bank generally has limited its real estate loan originations to the financing of properties located within the State of New Jersey and will not make out of state loans. At March 31, 2000, the Bank had $4.0 million, or 61.51% of its loan portfolio, invested in mortgage loans secured by one- to four-family residences.

         The Bank originates for retention in its portfolio fixed-rate residential one- to four-family loans with terms of up to 10 years. The Bank originates balloon loans generally with five year terms and which amortize over 30 years. The Bank's fixed-rate mortgage loans amortize monthly with principle and interest due each month.

         The Bank currently offers ARM loans with amortization periods ranging up to 30 years. The Bank generally offers ARM loans that adjust at either every one, three or five years from the date of origination, with interest rate adjustment limitations up to two percentage points per adjustment and with a cap of up to six percentage points on total interest rate increases over the life of the loan. In a rising interest rate environment, such rate limitations may prevent ARM loans from repricing to market interest rates, which would have an adverse effect on net interest income. The Bank's ARM loans adjust at 300 basis points over the corresponding one, three or five year Treasury Bill rates. At March 31, 2000, ARM loans secured by residential one- to four-family real estate totaled $635,000. The origination of fixed-rate mortgage loans versus ARM loans is monitored on an ongoing basis and is affected significantly by the level of market interest rates, customer preference, the Bank's interest rate gap position and loan products offered by the Bank's competitors. During fiscal 2000, the Bank originated $390,000 of fixed-rate residential mortgage loans and no ARM loans secured by residential one- to four-family real estate.

         The primary purpose of offering ARM loans is to make the Bank's loan portfolio more interest rate sensitive. However, as the interest income earned on ARM loans varies with prevailing interest rates, such loans do not offer the Bank predictable cash flows as would long-term, fixed-rate loans. ARM loans carry increased credit risk associated with potentially higher monthly payments by borrowers as general market interest rates increase. It is possible, therefore, during periods of rising interest rates, that the risk of delinquencies and defaults on ARM loans may increase due to the upward adjustment of interest costs to the borrower, resulting in increased loan losses.

         The Bank's residential first mortgage loans customarily include due-on-sale clauses, which are provisions giving the Bank the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells or otherwise disposes of the underlying real property serving as security for the loan. Due-on-sale clauses are a means of imposing assumption fees and increasing the interest rate on the Bank's mortgage portfolio during periods of rising interest rates.

         Effective December 19, 1993, all financial institutions were required to adopt and maintain comprehensive written real estate lending policies that are consistent with safe and sound banking practices. These lending policies must reflect consideration of the Interagency Guidelines for Real Estate Lending Policies adopted by the Federal banking agencies, including the OTS, in December 1992 ("Guidelines"). The Guidelines set forth, pursuant to the mandates of the FDICIA, uniform regulations prescribing standards for real estate lending. Real estate lending is defined as extension of credit secured by liens on interests in real estate or made for the purpose of financing the construction of a building or other improvements to real estate, regardless of whether a lien has been taken on the property.

         The policies must address certain lending considerations set forth in the Guidelines, including loan-to-value ("LTV") limits, loan administration procedures, underwriting standards, portfolio diversification standards, and documentation, approval and reporting requirements. These policies must also be appropriate based upon the size of the institution and the nature and scope of its operations, and must be reviewed and approved by the institution's board of directors at least annually. The LTV ratio framework, with an LTV ratio being the total amount of credit to be extended divided by the appraised value of the property at the time the credit is originated, must be established for each category of real estate loans. If not a first lien, the lender must combine all senior liens when calculating this ratio. The Guidelines, among other things, establish the following supervisory LTV limits: raw land (65%); land development (75%); construction (commercial, multi-family and nonresidential) (80%); improved property (85%); and owner occupied one- to four-family residential (no maximum ratio, however, any LTV ratio in excess of 90% requires appropriate insurance or readily marketable collateral).

         Certain institutions are permitted to make real estate loans that do not conform with the established LTV ratio limits up to 100% of the institution's total capital. Within this aggregate limit, total loans for all commercial, agricultural, multi-family and other non-one- to four-family residential properties should not exceed 30% of total capital. An institution will come under increased supervisory scrutiny as the total of such loans approaches these levels. Certain loans are exempt from the LTV ratios (e.g., those guaranteed by a government agency, loans to facilitate the sale of real estate owned, loans renewed, refinanced or restructured by the original lender(s) to the same borrower(s) where there is no advancement of new funds, etc.).

         Regulations limit the amount that a savings association may lend relative to the appraised value of the real estate securing the loan, as determined by an appraisal at the time of loan origination. Such regulations permit a maximum LTV ratio of 95% for residential property (and 100% for loans guaranteed by the Veterans Administration) and 90% for all other real estate loans. The maximum LTV ratio on other types of real estate loans is generally the lesser of 80% of the appraisal value or the purchase price of the property. The Bank will not originate residential mortgage loans with LTV ratio in excess of 80%.

         When underwriting residential real estate loans, the Bank reviews and verifies each loan applicant's employment, income and credit history. Management believes that stability of income and past credit history are integral parts in the underwriting process. Generally, the applicant's total monthly mortgage payment, including all escrow amounts, is limited to 25% of the applicant's total monthly income. Written appraisals are generally required on real estate property offered to secure an applicant's loan. The Bank requires fire, casualty and, where necessary, flood insurance on all properties securing real estate loans. The Bank also requires title insurance. The Bank will generally not originate a one- to four-family residential loan in excess of $250,000.

         Commercial Real Estate Loans. The Bank originates commercial real estate loans which may be secured by retail facilities, religious facilities and office buildings. At March 31,2000, $1.2 million, or 19.29% of the Bank's loan portfolio consisted of commercial real estate loans. At March 31, 2000, substantially all of the Bank's commercial real estate loans were secured by properties within Essex County. The maximum LTV for commercial real estate loans originated by the Bank is 70%. At March 31, 2000, the largest commercial real estate loan had a principle balance of $215,000, and was secured by an office building. The loan was performing in accordance with its terms at March 31, 2000.

         The underwriting standards employed by the Bank for commercial real estate loans include a determination of the applicant's credit history and an assessment of the applicant's ability to meet existing obligations and payments on the proposed loan. Written appraisals are obtained on all commercial real estate loans. The Bank assesses the creditworthiness of the applicant by reviewing a credit report, financial statements and tax returns on the applicant.

         Loans secured by commercial real estate generally involve a greater degree of credit risk than one- to four- family mortgage loans. The increased risk is the result of several factors, including the effects of general economic conditions in income producing properties and the successful operation or management of the properties securing the loans. Furthermore, the repayment of loans secured by commercial real estate is typically dependent upon the successful operation of the related business and real estate property. If the cash flow from the project is reduced, the borrower's ability to repay the loan may be impaired.

         Multi-family Real Estate Loans. Loans secured by multi-family real estate constituted $661,000, or 10.25% of total loans at March 31, 2000. At March 31, 2000, the Bank had 5 loans secured by multi-family real estate. At March 31, 2000 the Bank's largest multi-family loan had a principle balance of $237,000 and was performing in accordance with its terms. Multi-family real estate loans are offered with fixed-rates of interest. Multi-family loans are underwritten as five year balloon loans with 30 amortization periods.

         In underwriting multi-family real estate loans, the Bank reviews the expected net operating income generated by the real estate to support the debt service, the age and condition of the collateral, the financial resources and income level of the borrower and the borrower's experience in owning or managing similar properties. The Bank generally requires a debt service coverage ratio of at least 125% of the monthly loan payment. The Bank makes multi-family real estate loans up to 70% of the appraised value of the property securing the loan. The Bank always obtains personal guarantees from all multi-family real estate borrowers.

         Loans secured by multi-family real estate generally involve a greater degree of credit risk than one- to four- family residential mortgage loans and carry larger loan balances. This increased credit risk is a result of several factors, including the concentration of principle in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties, and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family real estate and commercial real estate is typically dependent upon the successful operation of the related real estate property. If the cash flow from the project is reduced, the borrower's ability to repay the loan may be impaired.

         Other Lending. The Bank currently offers loans secured by deposits. The Bank currently originates substantially all of its other loans in its primary market area generally to its existing customers. At March 31, 2000, the Bank's other loan portfolio totaled $62,000 or 0.96% of total loans.

Loan Maturity Schedule

         The following table illustrates the interest rate sensitivity rate of the Bank's loan portfolio at March 31, 2000. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

                                                                             Multi-family
                                      One-to Four-Family    Construction     and Commercial           Other              Total
                                      ------------------    --------------- -------------------  ------------------  ---------------
                                               Weighted            Weighted            Weighted            Weighted         Weighted
                                                Average             Average             Average             Average          Average
                                      Amount      Rate      Amount   Rate   Amount       Rate    Amount      Rate   Amount    Rate
                                      ------  ---------     ------ -------- ------     --------  ------   --------- ------ ---------
                                                                                              (Dollars in Thousands)
Due During Years Ending March 31,
2001..............................  $ 1,311     8.85%   $    515    19.62%  $    706    11.26%  $     62    5.00%  $  2,594  11.55%
2002..............................      637    10.26          --       --        264    11.26         --      --        901  10.55
2003..............................      367     8.89          --       --        195    10.20         --      --        562   9.34
2004..............................      721     8.81          --       --         69     9.00         --      --        790   8.83
2005..............................      332     9.71          --       --        597     9.67         --      --        929   9.68
2006-2010.........................      432     7.48          --       --         74     9.50         --      --        506  10.38
2011-2020.........................      167     7.90          --       --         --       --   $     --      --        167   7.90
                                    -------             --------            --------            --------

Total.............................  $ 3,967     8.29%   $    515    19.62%  $  1,905    10.48%  $     62    5.00%  $  6,449  10.43%
                                    =======             ========            ========            ========           ========


The total amount of loans due after March 31, 2001 which have predetermined interest rates is $3.3 million, while the total amount of loans due after such dates which have floating or adjustable interest rates is $526,000.

Origination of Loans

         Loan originations are developed from continuing business with depositors and borrowers and walk-in customers. All real estate loans must be approved by the Bank's Board of Directors. Consumer and other loans secured by deposits may be approved by the Bank's President.

         While the Bank originates both adjustable-rate and fixed-rate loans, its ability to originate loans to a certain extent is dependent upon the relative customer demand for loans in its market, which is affected by the interest rate environment, among other factors. For the year ended March 31, 2000, the Bank originated $1.1 million in fixed-rate loans and no adjustable rate loans.

         Set forth below is a table showing the Bank's loan originations and repayments for the periods indicated. In recent years the Bank has not purchased any loans.


                                                                      Year Ended March 31,
                                                                -------------------------------
                                                                   2000                 1999
                                                                -----------          ----------
                                                                         (In Thousands)

Total loans receivable at beginning of period.............      $  6,232              $  6,368
                                                                --------              --------
Originations by type:
Adjustable rate:
 One- to four-family real estate..........................            --                   474
Non-real estate - other...................................            --                    --
                                                                --------              --------
  Total adjustable rate...................................            --                   474
                                                                --------              --------
Fixed-rate:
 One- to four-family real estate..........................           390                   823
 Commercial real estate...................................           140                    --
  Construction............................................           515
Non-real estate - other...................................            16                   283
                                                                --------              --------
  Total fixed-rate........................................         1,061                 1,106
                                                                --------              --------
   Total loans originated.................................         1,061                 1,580
                                                                --------              --------

Sales and repayments:
One- to four-family real estate...........................            --                    --
Commercial real estate....................................            --                    --
  Total loans sold........................................            --                    --
Principle repayments......................................         1,356                 1,796
                                                                --------               -------
  Total reductions........................................            --
                                                                --------               -------
Increase (decrease) in other items, net...................            36                    80
                                                                --------               -------
  Net increase (decrease).................................          (259)                 (136)
                                                                --------               -------

   Total loans receivable, net............................      $  5,973              $  6,232
                                                                ========              ========

Delinquencies and Classified Assets

         The Bank's collection procedures provide that when a loan is 15 days past due, the Bank will call the borrower and send a letter seeking to obtain a commitment to make the loan current. If the loan remains delinquent a certified letter is sent to the borrower stressing the importance of reinstating the loan and obtaining reasons for the delinquency and additional telephone contact is attempted. If the borrower is unable or unwilling to make the loan current, foreclosure proceedings will be initiated once the loan becomes 90 days or more delinquent.

         In recent years the Bank has increased its collection efforts by more closely monitoring delinquent loans and employing diligent collection efforts. At March 31, 2000 and 1999 the percentage of total loans delinquent 90 days or more to net loans receivable were 8.5% and 6.5%, respectively.

         Delinquent Loans and Nonperforming Assets. Generally, when a loan becomes more than 60 days delinquent, the Bank will place the loan on nonaccrual status and previously accrued interest income on the loan is charged against current income. The loan will remain on a non-accrual status as long as the loan is more than 60 days delinquent. The Bank will classify a loan as a nonperforming asset once it becomes delinquent 60 days or more.

         Real estate acquired through foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until such time as it is sold. When real estate owned is acquired, it is recorded at the lower of the unpaid principle balance of the related loan, or its fair market value, less estimated selling expenses. Any further write-down of real estate owned is charged against earnings. At March 31, 2000, the Bank owned one property with a book value of $275,000 as of March 31, 2000, which is a single-family residence. This property is currently under contract for sale.

         Delinquent consumer loans are handled in a similar manner as to those described above; however, shorter time frames for each step apply due to the type of collateral generally associated with such types of loans. The Bank's procedures for repossession and sale of consumer collateral are subject to various requirements under New Jersey and federal consumer protection laws.

         At March 31, 2000, the Bank had nonperforming loans totaling $657,000, which were comprised of 6 loans. At that date, the largest nonperforming loan consisted of a residential real estate loan secured by a single family home. This loan was originated in 1997, and the original principle amount was $355,000. At March 31, 2000, the loan had a net principle balance of $278,313. The borrower's loan payments have been chronically late and loan payments are more than sixty days in arrears. In 1997, the property securing the loan was appraised at $415,000.

         The Bank has no other nonperforming loans with principle balances in excess of $100,000.

         The following table sets forth information with respect to the Bank's delinquent loans and other problem assets at March 31, 2000.

                                                          Loans Delinquent For:
                                    -----------------------------------------------------------
                                            60-89 Days                   90 Days and Over           Total Delinquent Loans
                                    ---------------------------   -----------------------------   --------------------------
                                                        Percent                        Percent                       Percent
                                                        of Loan                        of Loan                       of Loan
                                    Number    Amount   Category   Number      Amount  Category    Number    Amount   Category
                                    ------    ------   --------   ------     -------  --------    ------    ------   --------
                                                                      (Dollars in Thousands)
Real Estate:
One- to Four-Family..............        2    $  150        3.8%        4   $   507    12.8%          6     $  657     16.6%
Commercial.......................       --        --         --        --        --      --          --         --       --
Multi-family.....................       --        --         --        --        --      --          --         --       --
                                    ------    ------     ------     -----   -------   -----       -----     ------    -----
    Total (1)....................        2    $  150        2.3%        4   $   507     7.9%          6     $  657     10.2%
                                    ======    ======     ======     =====   =======   =====       =====     ======    =====

-----------------
(1)Percentage of loan category is to total loans.

         The table below sets forth the amounts and categories of nonperforming assets in the Bank's loan portfolio. Loans are placed on non-accrual status when the loan becomes 60 days or more past due. The Bank does not have any accruing loans delinquent more than 90 days. Foreclosed assets include assets acquired in settlement of loans.



                                                                 At March 31,
                                                       --------------------------------
                                                          2000                  1999
                                                       ---------             ----------
                                                            (Dollars in Thousands)
Non-accruing loans:
  One- to four-family ...........................      $     657             $     368
  Multi-family...................................             --                    43
                                                       ---------             ---------
    Total (1)....................................            657                   411
                                                       ---------             ---------

Foreclosed Assets:
  One-to four-family.............................            275                    --
                                                       ---------             ---------
    Total .......................................            275                    --
                                                       ---------             ---------
Total nonperforming assets.......................      $     932             $     411
                                                       =========             =========

Total as a percentage of total assets............           9.12%                 4.34%
                                                       =========             =========

--------------------------
(1)  Gross loan amounts

         For the years ended March 31, 2000 and March 31, 1999, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $69,000 and $40,000, respectively. The amounts that were included in interest income on such loan were $38,000 and $26,000 for the years ended March 31, 2000 and March 31, 1999, respectively.

         Classified Assets. Federal regulations provide for the classification of loans and other assets, such as debt and equity securities, considered by the OTS to be of lesser quality, as "substandard," "doubtful" or "loss." An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard" with the added characteristic that the weaknesses present make "collection or liquidation in full" on the basis of currently existing facts, conditions and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose the Bank to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated "special mention" by management.

         When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances for losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as "loss," it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge-off such amount. An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the regulatory authorities, who may order the establishment of additional general or specific loss allowances.

         On the basis of management's review of its assets, at March 31, 2000, the Bank had classified a total of $948,000 of its loans and other assets as follows:


                                                                        At March 31, 2000
                                                                        -----------------
                                                                         (In Thousands)

Special mention...............................................           $       278
Substandard...................................................                   670
Doubtful assets...............................................                    --
Loss assets...................................................                    --
                                                                         -----------
  Total.......................................................           $       948
                                                                         ===========
General loss allowance........................................           $       331
                                                                         ===========
Specific loss allowance.......................................           $        20
                                                                         ===========


         Other Loans of Concern. Other than the nonperforming loans set forth in the tables above, as of March 31, 2000, there were no loans classified by the Bank with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to doubt the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the nonperforming asset categories.

         Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in its loan portfolio and changes in the nature and volume of its loan activity, including those loans which are being specifically monitored by management. Such evaluation, which includes a review of loans for which full collectible may not be reasonably assured, considers, among other matters, the loan classifications discussed above, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience, the amount of loans outstanding and other factors that warrant recognition in providing for an adequate loan loss allowance.

         Real estate properties acquired through foreclosure are recorded at the lower of cost or fair value minus estimated cost to sell. If fair value at the date of foreclosure is lower than the balance of the related loan, the difference will be charged-off to the allowance for loan losses at the time of transfer. Valuations are periodically updated by management, and if the value declines, a specific provision for losses on such property is established by a charge to operations. At March 31, 2000, the Bank had one property which was acquired through foreclosure. This property is a single family residence with a fair value of $275,000 as of March 31, 2000.

         Although management believes that it uses the best information available to determine the allowance, unforeseen market conditions could result in adjustments, and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Future additions to the Bank's allowance for loan losses will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance. In addition, federal regulatory agencies, as an integral part of the examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to increase the allowance based upon their judgment of the information available to them at the time of their examination. At March 31, 2000, the Bank had a total allowance for loan losses of $351,000, representing 53.4% of total nonperforming loans and 5.9% of the Bank's loans, net. See Note 3 of the Notes to Financial Statements.

         The distribution of the Bank's allowance for losses on loans at the dates indicated is summarized as follows:

                                                                               March 31,
                                                   ---------------------------------------------------------------
                                                                2000                             1999
                                                   ------------------------------   ------------------------------
                                                                          Percent                          Percent
                                                                         of Loans                         of Loans
                                                                Loan      in Each                Loan      in Each
                                                   Amount of  Amounts    Category   Amount of  Amounts    Category
                                                   Loan Loss  by         to Total   Loan Loss  by         to Total
                                                   Allowance  Category     Loans    Allowance  Category     Loans
                                                   ---------  --------  ----------  ---------  --------  ----------
                                                                        (Dollars in Thousands)

One- to four-family..............................  $    68    $ 3,967      61.51%   $  149     $4,551      68.21%
Multi-family.....................................      124        661      10.25       124        688      10.31
Commercial real estate...........................      106      1,244      19.29       106      1,385      20.76
Construction.....................................       --        515       7.99        --         --         --
Other............................................       --         62       0.96        --         48       0.72
Unallocated......................................       53         --         --        53         --         --
                                                   -------    -------     ------    ------     ------     ------
  Total..........................................  $   351    $ 6,449     100.00%   $  432     $6,672     100.00%
                                                   =======    =======     ======    ======     ======     ======



         The following table sets forth an analysis of the Bank's allowance for loan losses.

                                                                                     Years Ended March 31,
                                                                                    ----------------------
                                                                                      2000         1999
                                                                                    --------      --------
                                                                                    (Dollars in Thousands)

Balance at beginning of period...............................................       $    432     $    348
                                                                                    --------     --------
Charge-offs:
  Commercial real estate.....................................................             --           --
    Total....................................................................             --           --
                                                                                    --------     --------

Recoveries...................................................................             --           --
                                                                                    --------     --------

Net charge-offs..............................................................            100           --
Provisions charged to operations.............................................             19           84
                                                                                    --------     --------
Balance at end of period.....................................................       $    351     $    432
                                                                                    ========     ========
Ratio of net charge-offs during the period to average loans
  outstanding during the period                                                         1.72%          --%
                                                                                    ========     ========

Allowance for loan losses as a percent of total loans outstanding............           5.44%        6.47%
                                                                                    ========     ========

Investment Activities

         General. The Bank must maintain minimum levels of investments that qualify as liquid assets under OTS regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, the Bank has generally maintained liquid assets at levels above the minimum requirements imposed by the OTS regulations and at levels believed adequate to meet the requirements of normal operations, including repayments of maturing debt and potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. At March 31, 2000, the Bank's liquidity ratio (liquid assets as a percentage of net withdrawable savings deposits and current borrowings) was 41.53%.

         Federally chartered savings institutions have the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, certain bankers' acceptances, repurchase agreements and federal funds. Subject to various restrictions, federally chartered savings institutions may also invest their assets in commercial paper, investment grade corporate debt securities and mutual funds whose assets conform to the investments that a federally chartered savings institution is otherwise authorized to make directly.

         Generally, the investment policy of the Bank, as established by the Board of Directors, is to invest funds among various categories of investments and maturities based upon the Bank's liquidity needs, asset/liability management policies, investment quality, marketability and performance objectives.

         Mortgage-backed Securities. The Bank has not purchased mortgage-backed securities within the past 10 years. The mortgage-backed securities in the Bank's portfolio have fixed-rates of interest. The Bank's mortgage-backed securities are principally Freddie Mac and Government National Mortgage Bank ("GNMA") obligations. At March 31, 2000, the Bank's investment in mortgage-backed securities totaled $21,000. At March 31, 2000 all of the Bank's mortgage-backed securities were classified as held-to-maturity.

         Freddie   Mac  and  GNMA   certificates   are   modified   pass-through
mortgage-backed securities that represent undivided interests in underlying pools of fixed-rate, single-family residential mortgages issued by these government- sponsored entities. As a result, the interest rate risk characteristics of the underlying pool of mortgages, i.e., fixed-rate or adjustable rate, as well as prepayment risk, are passed on to the certificate holder. Freddie Mac provides the certificate holder a guarantee of timely payments of interest and ultimate collection of principle, whether or not they have been collected. GNMA's guarantee to the holder timely payments of principle and interest and are backed by the full faith and credit of the U.S. government.

         Mortgage-backed securities generally yield less than the loans that underlie such securities, because of the cost of payment guarantees or credit enhancements that reduce credit risk. In addition, mortgage-backed securities are more liquid than individual mortgage loans and may be used to collateralize obligations of the Bank. In general, mortgage- backed securities issued or guaranteed by Freddie Mac are weighted at no more than 20% for risk-based capital purposes, and mortgage-backed securities issued or guaranteed by GNMA are weighted at 0% for risk-based capital purposes, compared to whole residential mortgage loans which are assigned a risk weighting of 50% to 100%. Therefore, mortgage-backed securities allow the Bank to optimize regulatory capital to a greater extent than non- securitized whole loans.

         While mortgage-backed securities carry a reduced credit risk as compared to whole loans, such securities remain subject to the risk that a fluctuating interest rate environment, along with other factors such as the geographic distribution of the underlying mortgage loans, may alter the prepayment rate of such mortgage loans and so affect both the prepayment speed and value of such securities.

         The following table shows the balance of mortgage-backed securities as well as purchase, sale and repayment activities of the Bank for the period indicated. The Bank did not purchase or sell any mortgage-backed securities during the periods presented.


                                                                                Years Ended March 31,
                                                                                ---------------------
                                                                                  2000         1999
                                                                                --------     --------
                                                                                   (In Thousands)

Balance, beginning.........................................................     $  29        $  35
Purchases..................................................................        --           --
Sales......................................................................        --           --
Principle repayments:......................................................        (8)          (6)
                                                                                -----        -----
Balance, ending............................................................     $  21        $  29
                                                                                =====        =====


         At March 31, 2000, the Bank's investment securities consisted of FHLB stock totaling $56,000. The Bank also has interest bearing cash which consists of certificates of deposit of insured banks and savings institutions of $2.0 million. The Bank invests excess liquidity in FHLB overnight deposits.

         OTS regulations restrict investments in corporate debt and equity securities by the Bank. These restrictions include prohibitions against investments in the debt securities of any one issuer in excess of 15% of the Bank's unimpaired capital and unimpaired surplus as defined by federal regulations, plus an additional 10% if the investments are fully secured by readily marketable collateral. At March 31, 2000, the Bank was in compliance with this regulation. See "Regulation--Federal Regulation of Savings Banks" for a discussion of additional restrictions on the Bank's investment activities.

         The  following   table  sets  forth  the   composition  of  the  Bank's
mortgage-backed securities at the dates indicated. At March 31, 2000, the market value of the Bank's mortgage-backed securities portfolio was $21,000.

                                                                                    March 31,
                                                              ---------------------------------------------------
                                                                       2000                           1999
                                                              -----------------------        --------------------
                                                                Book          % of             Book         % of
                                                                Value         Total            Value        Total
                                                              --------     ----------        --------     -------
                                                                             (Dollars in Thousands)
Mortgage-backed securities held for investment:
  GNMA.................................................       $  18         85.71%           $  25        86.21%
  Freddie Mac..........................................           3         14.29                4        13.79
                                                              -----        ------            -----       ------

Total mortgage-backed securities.......................       $  21        100.00%           $  29       100.00%
                                                              =====        ======            =====       ======


         The following table sets forth the composition of the Bank's investment securities and interest bearing cash at the dates indicated.

                                                                                    March 31,
                                                              -----------------------------------------------------
                                                                       2000                           1999
                                                              ----------------------        -----------------------
                                                                Book          % of             Book         % of
                                                                Value         Total            Value        Total
                                                              ---------     --------        ---------      ---------
                                                                             (Dollars in Thousands)

FHLB stock................................................    $    56          1.7%          $   56          2.2%
                                                              =======       ======           ======        =====

Interest-bearing deposits with banks......................    $ 3,166         98.3%          $2,505         97.8%
                                                              =======       ======           ======        =====

                                       14

         The composition and maturities of the investment securities portfolio, excluding FHLB stock, are indicated in the following table.

                                                                    March 31, 2000
                                      --------------------------------------------------------------------------------
                                      Less Than    1 to 5         5 to 10      Over 10
                                       1 Year        Years         Years        Years     Total Investment Securities
                                      ---------    --------      --------     ---------  -----------------------------
                                        Book         Book          Book         Book         Book        Market
                                        Value        Value         Value        Value        Value        Value
                                      ---------    --------      --------     ---------  -----------------------------
                                                                (Dollars in Thousands)

Interest bearing deposits
  with other banks                   $ 3,166       $    --      $    --      $    --      $ 3,166       $3,166
Mortgage-backed securities..........      --            --           18            3           21           21

Weighted average yield..............    6.09%           --%        7.74%       13.08%        6.11%        6.11%


         The Bank's investment securities portfolio at March 31, 2000, contained neither tax-exempt securities nor securities of any issuer with an aggregate book value in excess of 10% of the Bank's retained earnings, excluding those issued by the U.S. government, or its agencies.

Sources of Funds

         General. The Bank's primary sources of funds are deposits, receipt of principle and interest on loans and securities, interest-earning deposits with other banks, FHLB advances, and other funds provided from operations.

         FHLB advances are used to support lending activities and to assist in the Bank's asset/liability management strategy. Typically, the Bank does not use other forms of borrowings. At March 31, 2000, the Bank had no outstanding FHLB advances.

         Deposits. The Bank offers a limited variety of deposit accounts. The Bank's deposits consist of savings accounts, club accounts and certificate accounts. The terms of certificate accounts currently range from 30 days to two years.

         The Bank relies primarily on advertising, competitive pricing policies and customer service to attract and retain these deposits. Currently, the Bank solicits deposits from its market area only, and does not use brokers to obtain deposits. The flow of deposits is influenced significantly by general economic conditions, changes in money markets and prevailing interest rates and competition.

         The Bank has become more susceptible to short-term fluctuations in deposit flows as customers have become more interest rate conscious. Notwithstanding the foregoing, a significant percentage of the Bank's certificates of deposit are for terms of less than one year. At March 31, 2000, $3.3 million, or 37.8% of the Bank's deposits were in certificates of deposits with terms of one year or less. The Bank believes that upon maturity most of these deposits will remain at the Bank. The ability of the Bank to attract and maintain savings accounts and certificates of deposit, and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions.

Savings Portfolio

         Deposits in the Bank as of March 31, 2000, were represented by the deposit programs described below. The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by the Bank as of the dates indicated.

                                                                            March 31,
                                                       --------------------------------------------------
                                                              2000                           1999
                                                       ---------------------         --------------------
Savings Deposits                                       Amount       Percent          Amount       Percent
----------------                                       ------       --------         ------       -------
                                                                     (Dollars in Thousands)

Regular savings accounts 2.00%...................      $ 5,280       61.32%           $ 4,444        56.24%
Club accounts 2.00%..............................           38        0.44                 40         0.51
                                                       -------      ------            -------        -----

Total non-certificates...........................        5,318       61.76              4,484        56.75
                                                       -------      ------            -------        -----

Certificates

0.00 - 3.99%.....................................           85        0.99              1,051        13.30
4.00% - 5.99%....................................        3,170       36.81              2,329        29.47
6.00% - 7.99%....................................           --          --                 --           --
                                                       -------      ------            -------        -----

Total certificates...............................        3,255       37.80              3,380        42.77
                                                       -------      ------            -------        -----
Accrued interest payable.........................           38        0.44                 38         0.48
                                                       -------      ------            -------       ------
Total deposits...................................      $ 8,611      100.00%           $ 7,902       100.00%
                                                       =======      ======            =======       ======

Deposit Activity

         The following table sets forth the savings flows at the Bank during the periods indicated.

                                                                          Year Ended March 31,
                                                                       ---------------------------
                                                                         2000              1999
                                                                       --------         ----------
                                                                          (Dollars In Thousands)

Opening balance.......................................                 $ 7,902          $  7,675
Interest credited.....................................                     248               247
Net increase (decrease)...............................                     461               (20)
                                                                       -------          --------

Ending balance........................................                   8,611             7,902
                                                                       =======          ========

Percent increase (decrease)...........................                    8.97%             2.96%
                                                                       =======          ========


         The following table indicates the amount of the Bank's certificates of deposits and other deposits by time remaining until maturity as of March 31, 2000.


                                                                                 Maturity
                                                        -------------------------------------------------------------
                                                                       Over          Over
                                                        3 Months      3 to 6        6 to 12      Over
                                                           or Less    Months        Months     12 Months    Total
                                                        -----------   --------     --------    ---------    ---------
                                                                               (In Thousands)
Certificates of deposit less than $100,000...........        $1,518         $568         $155          $--    $2,241

Certificates of deposit of $100,000 or more..........           501           --          516           --     1,017
                                                             ------     --------      -------      -------    ------

Total certificates of deposit........................        $2,019         $568         $671          $--    $3,258
                                                             ======     ========      =======      =======    ------
Accrued Interest Payable.............................                                                             35
                                                                                                                  --
     Total...........................................                                                         $3,293
                                                                                                              ======

Time Deposit Maturity Schedule

     The following table shows rate and maturity for the Bank's certificates of deposits as of March 31, 2000.

                                                                                                       Percent
                                       2.00-3.99%      4.00-5.99%     6.00-7.99%        Total         of Total
                                       ----------      ----------     ----------      --------       ----------
                                                                (Dollars in Thousands)
Certificate accounts maturing in quarter ending:

June 30, 2000......................     $    85      $   1,934         $    --        $   2,019        61.31%
September 30, 2000.................          --            568              --              568        17.25
December 31, 2000..................          --             95              --               95         2.89
March 31, 2001.....................          --            568              --              568        17.25
June 30, 2001......................          --              8              --                8          .24
September 30, 2001.................          --             --              --               --           --
December 31, 2001..................          --             --              --               --           --
  Subtotal.........................     $    85      $   3,173         $    --        $   3,258        98.94%
                                        =======      =========         =======        ---------       ------
Accrued Interest Payable...........                                                   $      35         1.06%
                                                                                      ---------       ------
  Total............................                                                   $   3,293       100.00%
                                                                                      =========       ======


         Borrowings. The Bank's borrowings historically have consisted of advances from the FHLB of New York. Such advances may be made pursuant to different credit programs, each of which has its own interest rate and range of maturities. Federal law limits an institution's borrowings from the FHLB to 20 times the amount paid for capital stock in the FHLB, subject to regulatory collateral requirements. At March 31, 2000, the Bank had no advances from the FHLB. The Bank has the ability to purchase additional capital stock from the FHLB.

Employees

         At March 31, 2000, the Bank had a total of 5 full-time and no part-time employees. The Bank's employees are not represented by any collective bargaining group. Management considers its employee relations to be excellent.

REGULATION AND SUPERVISION

General

         As a federally chartered savings institution, the Bank is subject to extensive regulation by the OTS. Both the OTS and FDIC, as insurer of deposit accounts, periodically examine the Bank for compliance with various regulatory requirements. The Bank must file reports with the OTS describing its activities and financial condition. The Bank is also subject to certain reserve requirements promulgated by the Board of Governors of the Federal Reserve System ("Federal Reserve Board"). This supervision and regulation is intended primarily for the protection of depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulation, whether by the OTS, the FDIC or the Congress could have a material adverse impact on the Bank and its operations. Certain of these regulatory requirements are referred to below or appear elsewhere herein.

Federal Regulation of Savings Banks

         The OTS has extensive authority over the operations of savings associations. As part of this authority, the Bank is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. The last regular OTS and FDIC examinations of the Bank were as of 2000. When these examinations are conducted by the OTS and the FDIC, the examiners may require the Bank to provide for higher general or specific loan loss reserves.

         All savings associations are subject to a semi-annual assessment, based upon the savings association's total assets. The Bank's OTS assessment for the fiscal year ended March 31, 2000, was approximately $3,347.

         The OTS also has extensive enforcement authority over all savings institutions including the Bank. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OTS. Except under certain circumstances, public disclosure of final enforcement actions by the OTS is required.

         In addition, the investment, lending and branching authority of the Bank is prescribed by federal laws and regulations, and the Bank is prohibited from engaging in any activities not permitted by such laws and regulations. For instance, no savings institution may invest in non-investment grade corporate debt securities. In addition, the permissible level of investment by federal associations in loans secured by non-residential real property may not exceed 400% of total capital, except with approval of the OTS. Federal savings associations are also generally authorized to branch nationwide. The Bank is in compliance with the noted restrictions.

         The Bank's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). The Bank is in compliance with the loans-to-one borrower limitation.

         The OTS, as well as the other federal banking agencies, has adopted guidelines establishing safety and soundness standards on such matters as loan underwriting and documentation, internal controls and audit systems, interest rate risk exposure and compensation and other employee benefits. Any institution which fails to comply with these standards must submit a capital compliance plan. A failure to submit a plan or to comply with an approved plan will subject the institution to further enforcement action. The OTS and the other federal banking agencies have also adopted proposed additional guidelines on asset quality and earnings standards. The guidelines were designed to enhance early identification and resolution of problem assets.

Insurance of Accounts and Regulation by the FDIC

         The Bank is a member of the SAIF, which is administered by the FDIC. Deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the United States Government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the FDIC. The FDIC also has the authority to initiate enforcement actions against savings associations, after giving the OTS an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged or is engaging in unsafe or unsound practices, or is in an unsafe or unsound condition.

         In September 1996, Congress enacted legislation to recapitalize the SAIF by a one-time assessment on all SAIF-insured deposits held as of March 31, 1995. The assessment was 65.7 basis points per $100 in deposits, payable on November 27, 1996 and amounted to $55,000 for the Bank. In addition, interest payments on FICO bonds issued in the late 1980's by the Financing Corporation to recapitalize the now defunct Federal Savings and Loan Insurance Corporation are now paid jointly by Bank Insurance Fund ("BIF") insured institutions and SAIF-insured institutions. The FICO assessment is 1.29 basis points per $100 for BIF deposits and 6.44 basis points per $100 for SAIF deposits. Beginning January 1, 2000, the FICO interest payments will be paid pro rata by banks and thrifts based on deposits (approximately 2.4 basis points per $100 in deposits). In addition, as of January 1, 1997, SAIF assessment rates dropped significantly and currently range from zero to 27 basis points based upon an institution's regulatory risk classification and capital group.

Regulatory Capital Requirements

         Federally insured savings associations, such as the Bank, are required to maintain a minimum level of regulatory capital. The OTS has established capital standards, including a tangible capital requirement, a leverage ratio (or core capital) requirement and a risk-based capital requirement applicable to such savings associations. Generally, these capital requirements must be generally as stringent as the comparable capital requirements for national banks. The OTS is also authorized to impose capital requirements in excess of these standards on individual associations on a case-by-case basis.

         The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital for calculating compliance with the requirement. Further, the valuation allowance applicable to the write-down of investments and mortgage-backed securities in accordance with SFAS No. 115 is excluded from the regulatory capital calculation.

         Pursuant to FDICIA, the federal banking agencies, including the OTS, have also proposed regulations authorizing the agencies to require a depository institution to maintain additional total capital to account for concentration of credit risk and the risk of non-traditional activities. No assurance can be given as to the final form of any such regulation.

         The OTS and the FDIC are authorized and, under certain circumstances required, to take certain actions against savings associations that fail to meet their capital requirements. The federal banking agencies, including the OTS, have additional enforcement authority over undercapitalized depository institutions. The OTS is generally required to take action to restrict the activities of an "undercapitalized association" (generally defined to be one with less than either a 4% core capital ratio, a 4% Tier 1 risked-based capital ratio or an 8% risk-based capital ratio). Any such association must submit a capital restoration plan and until such plan is approved by the OTS may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The OTS is authorized to impose the additional restrictions that are applicable to significantly undercapitalized associations.

          As a condition to the approval of the capital restoration plan, any company controlling an undercapitalized association must agree that it will enter into a limited capital maintenance guarantee with respect to the institution's achievement of its capital requirements.

         Any savings association that fails to comply with its capital plan or is "significantly undercapitalized" (i.e., Tier 1 risk-based or core capital ratios of less than 3% or a risk-based capital ratio of less than 6%) must be made subject to one or more of additional specified actions and operating restrictions, which may cover all aspects of its operations and include a forced merger or acquisition of the association. An association that becomes "critically undercapitalized" (i.e., a tangible capital ratio of 2% or less) is subject to further mandatory restrictions on its activities in addition to those applicable to significantly undercapitalized associations. In addition, the OTS must appoint a receiver (or conservator with the concurrence of the FDIC) for a savings association, with certain limited exceptions, within 90 days after it becomes critically undercapitalized.

         Any undercapitalized association is also subject to the general enforcement activity of the OTS and the FDIC, including the appointment of a receiver or conservator.

         The OTS is also generally authorized to reclassify an association into a lower capital category and impose restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

         The imposition by the OTS or the FDIC of any of these measures on the Bank may have a substantial adverse effect on the Bank's operations and profitability and the value of the Bank's common stock. Bank shareholders do not have preemptive rights, and therefore, if the Bank is directed by the OTS or the FDIC to issue additional shares of Common Stock, such issuance may result in the dilution in the percentage of ownership of the Bank of its stockholders..

Limitations on Capital Distributions.

         OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to stockholders of another institution in a cash-out merger and other distributions charged against capital. A "well capitalized" institution can, after prior notice but without the approval of the OTS, make capital distributions during a calendar year in an amount up to 100 percent of its net income during the calendar year, plus its retained net income for the preceding two years. As of March 31, 2000 the Bank was a "well-capitalized" institution.

Liquidity

         All savings associations, including the Bank, are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. For a discussion of what the Bank includes in liquid assets, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources." This liquid asset ratio requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At the present time, the minimum liquid asset ratio is 4%.

         In addition, short-term liquid assets (e.g., cash, certain time deposits, certain bankers acceptances and short- term United States Treasury obligations) currently must constitute at least 1% of the association's average daily balance of net withdrawable deposit accounts and current borrowings. Penalties may be imposed upon associations for violations of either liquid asset ratio requirement. At March 31, 2000, the Bank was in compliance with both requirements, with a short-term liquid assets ratio and overall liquid asset ratio of 41.5%.

Accounting

         An OTS policy statement applicable to all savings associations clarifies and re-emphasizes that the investment activities of a savings association must be in compliance with approved and documented investment policies and strategies, and must be accounted for in accordance with GAAP. Under the policy statement, management must support its classification of and accounting for loans and securities (i.e., whether held for investment, sale or trading) with appropriate documentation.

         The OTS has adopted an amendment to its accounting regulations, which may be made more stringent than GAAP by the OTS, to require that transactions be reported in a manner that best reflects their underlying economic substance and inherent risk and that financial reports must incorporate any other accounting regulations or orders prescribed by the OTS. The Bank is in compliance with these amended rules.

Qualified Thrift Lender Test

         The HOLA requires savings institutions to be qualified thrift lenders ("QTL"). To be a QTL, the Bank can either satisfy the QTL test, or the Domestic Building and Loan Association ("DBLA") Test of the Internal Revenue Code of 1986, as amended (the "Code"). Under the QTL test, a savings bank is required to maintain at least 65% of its "portfolio assets" (total assets less (i) specified liquid assets up to 20% of total assets, (ii) intangibles, including goodwill, and (iii) the value of property used to conduct business) in certain "qualified thrift investments," primarily residential mortgages and related investments, including certain mortgage-backed and related securities on a monthly basis in 9 out of every 12 months. Under the DBLA test, an institution must meet a "business operations test" and a "60% of assets test." The business operations test requires the business of a DBLA to consist primarily of acquiring the savings of the public and investing in loans. An institution meets the public savings requirements when it meets one of two conditions: (i) the institution acquires its savings in conformity with OTS rules and regulations; or (ii) the general public holds more than 75% of its deposits, withdrawable shares, and other obligations. The general public may not include family or related business groups or persons who are officers or directors of the institution.

         The 60% of assets test requires that at least 60% of a DBLA's assets must consist of assets that thrifts normally hold, except for consumer loans that are not educational loans. The DBLA test does not include, as the QTL test does to a limited or optional extent, mortgage loans originated and sold into the secondary market and subsidiary investments. A savings bank that fails to be a QTL must either convert to a bank charter or operate under certain restrictions. As of March 31, 2000, the Bank met the QTL test.

Community Reinvestment Act

         Under the Community Reinvestment Act ("CRA"), every FDIC insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with the examination of the Bank, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by the Bank. An unsatisfactory rating may be used as the basis for the denial of an application by the OTS.

Transactions with Affiliates

         Generally, transactions between a savings association or its subsidiaries and its affiliates are required to be on terms as favorable to the association as transactions with non-affiliates. In addition, certain of these transactions, such as loans to an affiliate, are restricted to a percentage of the association's capital. In addition, a savings association may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of most affiliates.

         Certain transactions with directors, officers or controlling persons are also subject to conflict of interest regulations enforced by the OTS. These conflict of interest regulations and other statutes also impose restrictions on loans to such persons and their related interests. Generally, such loans must be made on terms substantially the same as for loans to unaffiliated individuals. However, recent regulations now permit executive officers and directors to receive loans with the same terms as those provided to other employees through benefit or compensation plans, as long as executive officers or directors are not given preferential treatment compared to the other participating employees.

Federal Securities Law

         The common stock of the Company is registered with the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Exchange Act.

Federal Reserve System

         The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At March 31, 2000, the Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "--Liquidity."

         Savings associations are authorized to borrow from the Federal Reserve Bank "discount window," but Federal Reserve Board regulations require associations to exhaust other reasonable alternative sources of funds, including FHLB borrowings, before borrowing from the Federal Reserve Bank.

Federal Home Loan Bank System

         The Bank is a member of the FHLB of New York, which is one of 12 regional FHLBs, that administers the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the FHLB. These policies and procedures are subject to the regulation and oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing.

         As a member, the Bank is required to purchase and maintain stock in the FHLB of New York. At March 31, 2000, the Bank had $56,000 of FHLB stock, which was in compliance with this requirement. In past years, the Bank has received substantial dividends on its FHLB stock. Dividends received were $3,000, or 5.3% for the year ended March 31, 2000. No assurance can be given that such dividends will continue in the future at such levels.

         Under federal law, the FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to low- and moderately priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have affected adversely the level of FHLB dividends paid and could continue to do so in the future. These contributions could also have an adverse effect on the value of FHLB stock in the future. A reduction in value of the Bank's FHLB stock may result in a corresponding reduction in the Bank's capital.

Item 2.  Description of Property
--------------------------------

         The Company conducts its business through one office, located in Newark, New Jersey. The following table sets forth information relating to the Company's office as of March 31, 2000.

                                                                           Total
                                                                        Approximate                 Net Book
                                                   Year                   Square                    Value at
              Location                            Opened                  Footage                March 31, 2000
-----------------------------------             ---------               ------------           -----------------

Main Office:
893 Franklin Avenue
Newark, New Jersey                                 1957                    2,500                    $288,000

Item 3.  Legal Proceedings
--------------------------

         The Company is involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of their businesses. While the ultimate outcome of these proceedings cannot be predicted with certainty, it is the opinion of management, after consultation with counsel representing the Company in the proceedings, that the resolution of these proceedings should not have a material effect on the Company's financial position or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

         Not applicable.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters
-----------------------------------------------------------------

         The "Stockholder Information" and "Common Stock and Related Matters" sections of the Company's annual report to stockholders for the fiscal year ended March 31, 2000 (the "2000 Annual Report to Stockholders") are incorporated herein by reference. No other sections of the 2000 Annual Report to Stockholders are incorporated herein by this reference.

Item 6.  Management's Discussion and Analysis or Plan of Operation
------------------------------------------------------------------

         The "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the Company's 2000 Annual Report to Stockholders is incorporated herein by reference. No other sections of the 2000 Annual Report to Stockholders are incorporated herein by this reference.

Item 7.  Financial Statements
-----------------------------

         The material identified in Item 13(a)(1) hereof is incorporated herein by reference.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
------------------------------------------------------------------------

         Not applicable.

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons
---------------------------------------------------------------------

         The "Proposal I--Election of Directors" section of the Company's definitive proxy statement for its 2000 annual meeting of stockholders (the "Proxy Statement") is incorporated herein by reference.

Item 10.  Executive Compensation
--------------------------------

         The "Proposal I--Election of Directors" section of the Company's Proxy Statement is incorporated herein by reference.

Item 11.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

         The "Proposal I--Election of Directors" section of the Company's Proxy Statement is incorporated herein by reference.

Item 12.  Certain Relationships and Related Transactions
--------------------------------------------------------

         The "Proposal I--Election of Directors" section of the Company's Proxy Statement is incorporated herein by reference.


                                     PART IV

Item 13. Exhibits and Reports on Form 8-K
-----------------------------------------

         (a)(1)  Financial Statements
                 --------------------

         The following documents appear in sections of the Company's 2000 Annual Report to Stockholders under the same captions, and are incorporated herein by reference. No other sections of the 2000 Annual Report to Stockholders are incorporated herein by this reference.

                  (i)      Selected Financial Information and Other Data;

                  (ii) Management's Discussion and Analysis of Financial Condition and Results of Operations;

                  (iii)    Independent Auditors' Report;

                  (iv)     Statements of Financial Condition;

                  (v)      Statements of Operations;

                  (vi)     Statements of Stockholders' Equity;

                  (vii)    Statements of Cash Flows; and

                  (viii)   Notes to Financial Statements.

         With the exception of the aforementioned sections, the Company's 2000 Annual Report to Stockholders is not deemed filed as part of this Annual Report on Form 10-KSB, and no other sections of the 2000 Annual Report to Stockholders are incorporated herein by this reference.

         (a)(2)  Financial Statement Schedules
                 -----------------------------

         All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Financial Statements.

         (a)(3) Exhibits
                --------

         Please see the exhibit index which immediately precedes the attached exhibits.

         (b)      Reports on Form 8-K

                  None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       DOLLAR BANCORP, INC.


Date:    June 26, 2000                 By:      \s\ Robert DeMane
                                          --------------------------------------
                                                Robert DeMane, President and
                                                  Chief Executive Officer



         Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



By:  \s\ Robert DeMane                   By: \s\ Susan L. Velardi
   ---------------------------------        ------------------------------------
     Robert DeMane, President, Chief         Susan L. Velardi, Vice President
       Executive Officer and Director        and Secretary
     (Principal Executive Officer)           (Principal Financial and
                                             Accounting Officer)

Date: June 26, 2000                                      Date: June 26, 2000



By:                                      By: \s\ Ira Geller
   ---------------------------------        ------------------------------------
     David J. Breitkopf,                     Ira Geller, Director
     Chairman of the Board

Date:                                                    Date: June 26, 2000



By:                                      By: \s\ Alex Velto
   ---------------------------------        ------------------------------------
     Karin Meyer, Director                   Alex Velto, Director


Date:                                                    Date: June 26, 2000

                                  EXHIBIT INDEX


3.1      Certificate of Incorporation of Dollar Bancorp, Inc.*

3.2      Bylaws of Dollar Bancorp, Inc.*

4        Form of Stock Certificate of Dollar Bancorp, Inc.*

10       Dealer Merger Agreement

13       Annual Report to Shareholders

21       Subsidiaries of the Registrant

----------

* Incorporated herein by reference to the Company's Current Report on Form 8-K, as filed with the SEC on October 21, 1999.

                                  EXHIBIT 10.1

                            DEALER MERGER AGREEMENT

                            DEALER MANAGER AGREEMENT

                                  by and among

                              DOLLAR BANCORP, INC.,

                              DOLLAR SAVINGS BANK,

                         NATIONAL SECURITIES CORPORATION

                                       and

               EACH OF THE SELLING SHAREHOLDERS REFERRED TO HEREIN

                           Dated as of April 17, 2000



                                                 TABLE OF CONTENTS

                                                                                                                Page
ARTICLE I.                 DEFINITIONS

         Section 1.1       Definitions............................................................................1

ARTICLE II.       SALE OF SHARES OF COMMON STOCK

         Section 2.1       Appointment of Dealer Manager .........................................................6
         Section 2.2       Costs, Expenses and Fees ..............................................................6
         Section 2.3       Closing ...............................................................................7

ARTICLE III.      REPRESENTATIONS AND WARRANTIES

         Section 3.1       Representations and Warranties of the Company and the Bank.............................7
         Section 3.2       Representations and Warranties of the Selling Shareholders............................14
         Section 3.3       Representations and Warranties of the Dealer Manager..................................16

ARTICLE IV.       CONDITIONS PRECEDENT TO THE CLOSING

         Section 4.1       Conditions to the Obligations of the Parties..........................................17
         Section 4.2       Conditions to the Obligations of the Dealer Manager...................................18
         Section 4.3       Conditions to the Obligations of the Selling Shareholders.............................20
         Section 4.4       Conditions to the Obligations of the Company and the Bank.............................20

ARTICLE V.        COVENANTS

         Section 5.1       Information...........................................................................20
         Section 5.2       Blue Sky..............................................................................20
         Section 5.3       Issuance..............................................................................21
         Section 5.4       Press Releases........................................................................21
         Section 5.5       No Solicitation.......................................................................21
         Section 5.6       Compliance ...........................................................................21


ARTICLE VI.       INDEMNIFICATION

         Section 6.1       Company and Bank Indemnification......................................................22
         Section 6.2       Dealer Manager Indemnification........................................................23
         Section 6.3       Selling Shareholders Indemnification..................................................24
         Section 6.4       Notice................................................................................25


ARTICLE VII.      CONTRIBUTION

         Section 7.1       Contribution..........................................................................25

ARTICLE VIII.              BUSINESS COMBINATION ADVISORY SERVICES
                           AND RIGHT OF FIRST REFUSAL

         Section 8.1       Purpose ..............................................................................26
         Section 8.2       Engagement Period ....................................................................27
         Section 8.3       Compensation .........................................................................27
         Section 8.4       Payment of Advisory Fees .............................................................27
         Section 8.5       Expenses .............................................................................28
         Section 8.6       Indemnification ......................................................................28
         Section 8.7       Limitation on Use of Advice ..........................................................28
         Section 8.8       Right of First Refusal ...............................................................28

ARTICLE IX.       MISCELLANEOUS

         Section 9.1       Survival of Provisions................................................................28
         Section 9.2       Termination...........................................................................29
         Section 9.3       Waiver; Amendments....................................................................30
         Section 9.4       Communications........................................................................30
         Section 9.5       Entire Agreement; Amendment...........................................................31
         Section 9.6       Governing Law and Time................................................................31
         Section 9.7       Consent to Jurisdiction...............................................................31
         Section 9.8       Severability..........................................................................31
         Section 9.9       Headings and Gender...................................................................31


         Appendix A        Dealer Manager Warrant
         Appendix B        Form of Employment Agreement with Robert DeMane
         Appendix C        Form of Opinion of Counsel to the Company and the Bank
         Appendix D        Indemnification for Advisory Services


                            DEALER MANAGER AGREEMENT

         Agreement, dated as of April 17, 2000 (the "Agreement") by and among Dollar Bancorp, Inc., a Delaware corporation (the "Company"), Dollar Savings Bank, its wholly-owned subsidiary (the "Bank"), National Securities Corporation (the "Dealer Manager") and the shareholders of the Company listed on the signature pages to the Purchase and Sale Agreement (as defined herein) (the "Selling Shareholders"), with respect to the sale of the shares of Common Stock of the Selling Shareholders to each of the purchasers listed on the investor signature pages to the Purchase and Sale Agreement (collectively, the "Transaction").


                                    ARTICLE I
                                   DEFINITIONS

     Section 1.1 Definitions. As used in this Agreement, and unless the context requires a different meaning, the following terms have the meanings indicated:

         "Acquisition Transaction" has the meaning set forth in Section 5.5.

         "Advisory Fee" has the meaning set forth in Section 8.3.

         "Advisory Warrant" has the meaning set forth in Section 8.3(b).

         "Affiliate" means, with respect to any Person, any Person that, directly or indirectly, controls, is controlled by or is under common control with such Person. For the purposes of this definition, "control" (including, with correlative meanings, the terms "controlled by" and "under common control with") shall mean the possession, directly or indirectly, of the power to direct or cause the direction of the management and policies of such Person, whether through the ownership of voting securities, by contract or otherwise.

         "Agreement" means this Dealer Manager Agreement by and between the Company, the Bank, the Dealer Manager and the Selling Shareholders, as amended, supplemented or modified from time to time.

         "Attorney-in-Fact" has the meaning set forth in Section 3.2(a).

         "Bank" means Dollar Savings Bank, a federally chartered savings bank, together with its successors.

         "Business Combination" has the meaning set forth in Section 8.1.

         "Business Day" means any day except a Saturday, Sunday or other day on which commercial banks and savings institutions in the State of New Jersey are authorized or obligated by law to close.

         "Capital Securities" of any Person means Capital Stock of the Person and Stock Equivalents of the Person.

         "Capital Stock" of any Person means any and all shares or other equity interest of such Person.

         "Closing" has the meaning set forth in Section 2.3.

         "Closing Date" has the meaning set forth in Section 2.3.

         "Code" means the Internal Revenue Code of 1986, as amended (or any successor statute in effect from time to time), and the rules and regulations promulgated thereunder.

         "Commission" means the Securities and Exchange Commission and any successor thereto.

         "Common Stock" means the Common Stock, par value $.01 per share, of the Company.

          "Company" means Dollar Bancorp, Inc., a Delaware corporation, together with its successors.

         "Company Financial Statements" means the (i) consolidated statements of financial condition of the Bank as of March 31, 1999 and 1998 and consolidated statements of income, stockholders' equity and cash flows of the Bank for each of the years ended March 31, 1999 and 1998, accompanied by the related audit report of Fontanella and Babitts and (ii) an unaudited consolidated statement of financial condition of the Company as of December 31, 1999 and an unaudited consolidated statement of income of the Company for the nine months ended December 31, 1999.

         "Confidential Private Placement Memorandum" means the Confidential Private Placement Memorandum, dated April 14, 2000, as amended or supplemented by the Company at any time prior to the Closing.

         "Custody Agreement" means the Letter Agreement, dated as of April 7, 2000, by Eugene Boffa, as the Custodian, as amended, supplemented and modified from time to time.

         "Dealer Manager" means National Securities Corporation in its capacity as private placement agent pursuant to this Agreement.

         "Engagement Period" has the meaning set forth in Section 8.2.

         "Environmental Claim" means any written notice from any governmental authority or third party alleging potential liability (including without limitation potential liability for investigating costs, cleanup costs, governmental response costs, natural resource damages, property damages, personal injuries or penalties) arising out of, based on, or resulting from the presence, or release into the environment of any Materials of Environmental Concern.

         "Environmental Laws" means any law, statute, rule or regulation of any governmental, judicial, legislative, executive, administrative or regulatory authority of the United States, or of any state, local or foreign government or any subdivision thereof or of any governmental body or other regulatory or administrative agency or commission, domestic or foreign (a "Law"), relating to pollution or protection of the environment (including ambient air, surface water, groundwater, land surface or subsurface strata), including without limitation the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, the Resource Conservation and Recovery Act of 1976, as amended, and other Laws relating to (i) emissions, discharges or releases of pollutants, contaminants, chemicals, or industrial toxic or hazardous substances or wastes (collectively known as "Polluting Substances") or (ii) the handling, storage, disposal, reclamation, recycling or transportation of Polluting Substances.

         "ERISA" means the Employee Retirement Income Security Act of 1974, as amended (or any successor statute in effect from time to time).

         "Escrow Agent" means US Bank National Association, and any successor thereto engaged by the Company and the Selling Shareholders pursuant to the Escrow Agreement.

         "Escrow Agreement" means the Escrow Agreement, dated as of April 7, 2000, by and among the Company, the Dealer Manager and the Escrow Agent, as amended, supplemented or modified from time to time.

         "Exchange Act" means the Securities Exchange Act of 1934, as amended and in effect from time to time (or any successor statute in effect from time to time), and the rules and regulations of the Commission promulgated thereunder.

         "FDIA" means the Federal Deposit Insurance Act, as amended (or any successor statute in effect from time to time).

         "FDIC"  means  the  Federal  Deposit  Insurance   Corporation  and  any
successor thereto.

         "Fee" has the meaning set forth in Section 2.2(iii).

         "HOLA" means the Home Owners' Loan Act, as amended (or any successor statute in effect from time to time).

         "Letter of Intent" means the letter dated March 21, 2000, by and among the Dealer Manager, the Company and the Selling Shareholders.

         "Lien" means, with respect to any asset, any mortgage, lien, pledge, encumbrance, charge or security interest of any kind in respect of such asset.

         "Management" means the following members of the senior management of the Company or the Bank: President, Chief Executive Officer, Chief Financial Officer and any Executive Vice President or persons holding similar positions.

         "Material Adverse Effect" means a material adverse effect on the financial condition, business or results of operations of the Company and the Bank, taken as a whole; provided, however, that Material Adverse Effect shall not be deemed to include the impact of the transactions contemplated by this Agreement or any Related Agreement, including the fees and expenses to be paid in connection with the consummation of the transactions contemplated by this Agreement and the Related Agreements or any impact or effect on the Company or the Bank resulting from actions taken by the Company or the Bank after the Closing.

         "Materials of Environmental Concern" means pollutants, contaminants, wastes, toxic substances, petroleum and petroleum products and any other materials regulated under Environmental Laws.

         "Non-performing  Assets" means the following consolidated assets of the
Company: (i) loans, securities or other assets with respect to which the Company or the Bank has ceased recognizing interest under generally accepted accounting principles or as to which any payments of principal or interest are past due 90 days or more as of the applicable date and (ii) Real Estate Owned; and references herein to the amounts of Non-performing Assets shall mean and refer to the aggregate carrying value of such assets as stated in the books and financial statements of the Company and the Bank under generally accepted accounting principles.

         "OTS" means the Office of Thrift Supervision and any successor thereto.

         "Person"  means  an  individual,  a  corporation,  a  partnership,   an
association, a trust or any other entity or organization, including a government or a political subdivision or an agency or instrumentality thereof.

         "Power of Attorney" means the Power of Attorney granted to Robert DeMane by the Selling Shareholders as the Attorney-in-Fact, dated as of April 7, 2000, as amended, supplemented or modified from time to time.

         "Preferred Stock" has the meaning set forth in Section 3.1(a).

         "Previously Disclosed" means disclosed either (i) in a letter dated the date hereof delivered from the Selling Shareholders to the Company, specifically referring to the appropriate section of this Agreement and describing in reasonable detail the matters contained therein, or (ii) in the Confidential Private Placement Memorandum.

         "Purchase and Sale Agreement" means the Purchase and Sale Agreement by and among the Company, the Dealer Manager, the Selling Shareholders and the Purchasers, as amended, supplemented or modified from time to time.

         "Purchaser" means each Person (other than the Company) listed on the investor signature pages to the Purchase and Sale Agreement, and its permitted successors and assigns as provided therein, including any Person who becomes a party thereto by executing and delivering an investor signature page thereto after the date of the Purchase and Sale Agreement.

         "Real Estate Owned" means the consolidated properties of the Company acquired by foreclosure on a loan or deed-in-lieu thereof or otherwise included in the Company's real estate owned for purposes of reporting asset quality of the Bank in its reports filed with the OTS.

         "Related Agreements" means the Letter of Intent, the Purchase and Sale Agreement, the Custody Agreement, the Escrow Agreement and the Power of Attorney.

         "SAIF" means the Savings Association Insurance Fund administered by the FDIC, and any successor thereto.

         "Securities Act" means the Securities Act of 1933, as amended (or any successor statute thereto as in effect from time to time), and the rules and regulations of the Commission promulgated thereunder.

         "Selling Shareholders" means the shareholders of the Company who have signed the signature pages to the Purchase and Sale Agreement.

         "State" means each of the states of the United States, the District of Columbia and the Commonwealth of Puerto Rico.

         "Stock Equivalents" means, with respect to any Person, options, warrants, calls, contracts or other rights entered into or issued by such Person which confer upon the holder thereof the right (whether or not contingent) to acquire any Capital Stock, voting securities or securities convertible into or exchangeable for Capital Stock or voting securities of such Person.

         "Subsidiary" of any Person means any entity of which securities or other ownership interests having ordinary voting power to elect a majority of the board of directors or other persons performing similar functions are owned directly or indirectly by such Person.

         "Target Business" has the meaning set forth in Section 8.1.

         "Taxes" means all taxes, charges, fees, levies or other governmental assessments, including, without limitation, all net income, gross income, gross receipts, sales, use, ad valorem, transfer, franchise, profits, license, withholding, payroll, employment, excise, estimated, severance, stamp, occupation, property or other taxes, customs, dues, fees, assessments or charges of any kind whatsoever, together with any interest and any penalties, additions to tax or additional amounts imposed by any taxing authority (domestic or foreign).

         "Tax Returns" means all federal, State and local returns relating to Taxes.

                                   ARTICLE II
                         SALE OF SHARES OF COMMON STOCK

         Section 2.1 Appointment of Dealer Manager. On the basis of the representations and warranties herein contained and subject to the terms and conditions herein set forth, the Selling Shareholders hereby appoint National Securities Corporation as the Dealer Manager to solicit purchase orders for the shares of Common Stock owned by the Selling Shareholders which are to be sold to the Purchasers. On the basis of the representations and warranties herein contained, and subject to the terms and conditions herein set forth, National Securities Corporation hereby accepts such appointment and agrees to use its best efforts to assist in the solicitation of purchase orders for the shares of Common Stock owned by the Selling Shareholders in accordance with this Agreement; provided, however, that the Dealer Manager shall not be obligated to take any action which is inconsistent with any applicable laws, regulations, decisions or orders. It is understood that the Dealer Manager is not and will not be an underwriter of Common Stock, and that there can be no assurance that its solicitation of purchase orders for Company Common Stock under this Agreement will be successful.

         Section 2.2  Costs, Expenses and Fees.

         (i) The costs and expenses (calculated as of the Closing) and the fees of the transactions contemplated by this Agreement shall be paid at the Closing out of the gross proceeds from the sale of the shares of Common Stock. The costs and expenses for such transaction includes, without limitation, (i) a 3.0% non-accountable expense allowance to be paid to the Dealer Manager in connection with its engagement hereunder; (ii) the fees and expenses of the Dealer Manager's counsel; (iii) the cost of obtaining all securities approvals (if any); (iv) the cost of printing and distributing the offering materials; and (v) the costs of blue sky qualification (including fees and reasonable expenses (including any requisite filing fees) of the Dealer Manager's counsel) of the Common Stock in the various states (if any).

         (ii) The Selling Shareholders shall be responsible for any federal and state taxes or withholding obligations associated with the sale of their shares of Common Stock pursuant to the Purchase and Sale Agreement. The provisions of this paragraph are not intended to apply to or in any way impair the indemnification provisions of Article VI.

         (iii) The Dealer Manager will be paid a placement fee of 10% of the gross proceeds raised from the sale of the Common Stock in immediately available funds at the Closing Date out of the proceeds raised from the sale of shares of Common Stock pursuant to this Agreement. The placement fee to be paid to the Dealer Manager hereunder is referred to as the "Fee."

         (iv) In connection with the Closing, the Company shall issue to the Dealer Manager a warrant to purchase 9.947% of the Common Stock of the Company in the form attached hereto as Appendix A.

         Section 2.3 Closing. The purchase and sale of the shares of Common Stock will take place at a closing (the "Closing") to be held at the offices of the Dealer Manager's legal counsel in Washington, D.C., on such date as all of the conditions to the parties' obligations hereunder specified in Article IV of this Agreement (other than the delivery of certificates, opinions and other instruments and documents to be delivered at the Closing) have been satisfied or waived, or at such other location, and on such other Business Day and time as the parties hereto shall mutually agree. The date on which the Closing is to occur is referred to herein as the "Closing Date."

                                   ARTICLE III
                         REPRESENTATIONS AND WARRANTIES

         Section 3.1 Representations and Warranties of the Company and the Bank. The Company and the Bank represent and warrant to, and covenant and agree with, the Dealer Manager as follows:

         (a) Capital Structure. As of the date hereof, the authorized capital stock of the Company consists of 900,000 shares of Common Stock and 100,000 shares of preferred stock, par value $.01 per share ("Preferred Stock"). As of the date hereof, there were 76,000 shares of Common Stock issued and outstanding and no shares of Preferred Stock were issued or outstanding. Immediately prior to the Closing, subject to the receipt of shareholder approval, the Company shall amend its Certificate of Incorporation in order to increase its authorized Capital Stock to 5,000,000 shares of Common Stock and 2,000,000 shares of Preferred Stock. As of the date hereof, all outstanding shares of Common Stock have been duly authorized and validly issued and are fully paid and nonassessable and none of the outstanding shares of Common Stock has been issued in violation of the preemptive rights of any Person. There are no Stock Equivalents authorized, issued or outstanding with respect to the Capital Stock of the Company as of the date hereof.

         (b) Organization, Standing and Authority of the Company. The Company is a Delaware corporation duly organized, validly existing and in good standing under the laws of the State of Delaware with full corporate power and authority to own or lease all of its properties and assets and to carry on its business as now conducted and is duly licensed or qualified to do business and is in good standing in each jurisdiction in which its ownership or leasing of property or the conduct of its business requires such licensing or qualification, except where the failure to be so licensed, qualified or in good standing would not have a Material Adverse Effect. The Company is duly registered as a savings and loan holding company under the HOLA and the regulations of the OTS thereunder.

The Company has heretofore delivered true and complete copies of the Certificate of Incorporation and Bylaws of the Company as in effect as of the date hereof to the Dealer Manager.

         (c) Ownership of the Bank. The Bank is the only direct or indirect Subsidiary of the Company. Except for (i) Capital Stock of the Bank, (ii) stock in the Federal Home Loan Bank of New York, and (iii) securities and other interests taken in consideration of debts previously contracted, the Company does not own or have the right to acquire, directly or indirectly, any outstanding Capital Stock or other voting securities or ownership interests of any corporation, bank, savings association, partnership, joint venture or other organization. The outstanding shares of Capital Stock of the Bank have been duly authorized and validly issued, are fully paid and nonassessable, and are directly owned by the Company free and clear of all Liens. No Stock Equivalents are authorized, issued or outstanding with respect to the Capital Stock of the Bank and there are no agreements, understandings or commitments relating to the right of the Company to vote or to dispose of such Capital Stock.

         (d) Organization, Standing and Authority of the Bank. The Bank is a federally chartered savings bank duly organized, validly existing and in good standing under the laws of the United States. The deposit accounts of the Bank are insured by the SAIF to the maximum extent permitted by law, and the Bank has paid all premiums and assessments required by law and regulations. The Bank has full power and authority to own or lease all of its properties and assets and to carry on its business as now conducted and is duly licensed or qualified to do business and is in good standing in each jurisdiction in which its ownership or leasing of property or the conduct of its business requires such qualification, except where the failure to be so licensed, qualified or in good standing would not have a Material Adverse Effect. The Company has heretofore delivered true and complete copies of the Bank's Charter and Bylaws as in effect as of the date hereof to the Dealer Manager.

         (e) Authority. The Company and the Bank have full corporate power and authority to perform their obligations under this Agreement and each of the Related Agreements to which they are or will become a party, and the execution, delivery and performance by the Company and the Bank of this Agreement and each Related Agreement to which they are or will become a party has been duly authorized by all necessary corporate action on the part of the Company and the Bank.

         (f) Due Execution. This Agreement and each of the Related Agreements to which the Company and the Bank are or will become a party, when duly authorized, executed and delivered by the Company and the Bank, will constitute valid and binding obligations of the Company and the Bank enforceable against the Company and the Bank in accordance with their terms, except as (A) enforceability may be limited by bankruptcy, insolvency, moratorium and similar laws affecting creditors' rights generally and (B) rights of acceleration and the availability of equitable remedies may be limited by equitable principles of general applicability.

         (g) No Conflict. The execution, delivery and performance of this Agreement and each of the Related Agreements by the Company and the Bank will not conflict with or constitute a breach of, or a default under (i) the Certificate of Incorporation, Charter or the Bylaws of the Company and the Bank, as the case may be, (ii) any obligation, agreement, indenture, bond, debenture, note, instrument or any other evidence of indebtedness to which the Company and the Bank are a party or as to which any of their respective assets are subject, or (iii) any law, ordinance, order, license, rule or other regulation or demand of any court or governmental agency, arbitration panel or authority applicable to the Company and the Bank, except, in the case of clauses
(ii) and (iii) above, for such conflicts, breaches or defaults which would not, individually or in the aggregate, have a Material Adverse Effect. No consent, approval, order or other authorization of any governmental, administrative or regulatory body or agency is legally required by or on behalf of the Company or the Bank in connection with the execution, delivery and performance by the Company and the Bank of this Agreement and each of the Related Agreements to which the Company and the Bank is or will become a party. The representations and warranties set forth in clause (iii) of the second preceding sentence and in the preceding sentence, insofar as they relate to federal and State banking and securities law requirements are made in reliance on the representations and warranties of the Purchasers contained in the Purchase and Sale Agreement.

         (h) Regulatory Reports. The Company and the Bank have filed with the OTS and the FDIC, as the case may be, in correct form the reports required to be filed under applicable laws and regulations and such reports fairly presented in all material respects the information contained therein and such reports were in all material respect complete and accurate and in material compliance with the requirements of applicable laws and regulations, provided that information as of a later date shall be deemed to modify information as of an earlier date. In connection with the most recent examinations of the Company and the Bank by the OTS and the FDIC, neither the Company or the Bank was required to correct or change any action, procedure or proceeding which the Company or the Bank believes has not been corrected or changed as requested.

         (i)      Financial Statements.
                  --------------------

                  (i) The Confidential Private Placement Memorandum includes the Company Financial Statements, which fairly present the consolidated financial condition of the Company as of the respective dates set forth therein, and the consolidated results of operations, stockholders' equity and cash flows of the Company for the respective periods or as of the respective dates set forth therein.

                  (ii) The Company Financial Statements have been prepared in accordance with generally accepted accounting principles consistently applied during the periods involved, except as stated therein. The books and records of the Company and the Bank are being maintained in material compliance with applicable legal and accounting requirements, and such books and records accurately reflect in all material respects all dealings and transactions in respect of the business, assets, liabilities and affairs of the Company and the Bank.

                  (iii) Except to the extent (x) reflected, disclosed or provided for in the consolidated statement of financial condition of the Company as of December 31,

         1999 (including related notes) and (y) of liabilities incurred since such date in the ordinary course of business, neither the Company nor the Bank has any liabilities, whether absolute, accrued, contingent or otherwise, which would have a Material Adverse Effect.

                  (iv) The accountants who certified the audited Company Financial Statements included in the Confidential Private Placement Memorandum have advised the Company that they are independent public accountants within the meaning of the Securities Act.

                  (v) Since December 31, 1999, there have been no material changes to the Company Financial Statements which would individually or in the aggregate have a Material Adverse Effect.

         (j) Material Adverse Change. Since December 31, 1999, (i) neither the Company nor the Bank has incurred any material liability (on a consolidated basis), except in the ordinary course of business consistent with past practice (excluding the incurrence of expenses or obligations in connection with this Agreement, any Related Agreement or any of the transactions contemplated hereby or thereby) and except for such liability or liabilities as would not, individually or in the aggregate, have a Material Adverse Effect, and (ii) no events or developments involving the Company or the Bank have occurred which, individually or in the aggregate, (A) have had a Material Adverse Effect, or (B) materially impair the ability of the Company to perform its obligations under this Agreement or any Related Agreement to which it is or will become a party, in either case, except for any material adverse change caused by (i) general changes in market interest rates or (ii) regulatory changes affecting the savings and loan industry.

         (k)      Environmental Matters.
                  ---------------------

                  (i) To the knowledge of the Company,  the Company and the Bank are in compliance with all Environmental Laws, except for any violations of any Environmental Law which would not, individually or in the aggregate, have a Material Adverse Effect. Neither the Company nor the Bank has received any communication alleging that the Company or the Bank is not in such compliance and, to the knowledge of the Company, there are no present circumstances that would prevent or interfere with the continuation of such compliance.

                  (ii) To the knowledge of the Company, none of the properties owned, leased or operated by the Company or the Bank has been or is in violation of or liable under any Environmental Law, except for any such violations or liabilities which would not individually or in the aggregate have a Material Adverse Effect.

                  (iii) To the knowledge of the Company, there are no past or present actions, activities, circumstances, conditions, events or incidents that would reasonably form the basis of any Environmental Claim or other claim or action or governmental investigation that would result in the imposition of any liability arising under any Environmental Law against the Company or the Bank or against any Person whose liability for any Environmental Claim the Company or the Bank has or may have retained or assumed either contractually or by operation of law, except such as would not have a Material Adverse Effect.

         (l) Allowance for Loan Losses. The allowance for loan losses reflected in the consolidated statement of financial condition included in the Company Financial Statements as of December 31, 1999 is adequate in all material respects as of such date and has been determined in a manner consistent with the requirements of generally accepted accounting principles to provide for reasonably anticipated losses on outstanding loans net of recoveries. The Real Estate Owned reflected in the consolidated statement of financial condition included in the Company Financial Statements as of December 31, 1999 is carried at the lower of cost or fair value, less estimated costs to sell, as required by generally accepted accounting principles.

         (m) Tax Matters. The Company and the Bank have timely filed all Tax Returns required by applicable law to be filed by them (including, without limitation, estimated tax returns, income tax returns, information returns and withholding and employment tax returns) and have paid, or where payment is not required to have been made, have set up an adequate reserve or accrual for the payment of, all Taxes required to be paid pursuant to such Tax Returns, except in all cases where the failure to have timely filed such Tax Returns or have paid or have set up an adequate reserve or accrual for the payment of all such Taxes would not have a Material Adverse Effect. As of the date hereof, there is no audit examination, assessed deficiency, deficiency litigation or refund litigation with respect to any Taxes of the Company or the Bank. All Taxes due with respect to completed and settled examinations or concluded litigation relating to the Company have been paid in full or adequate provision has been made for any such Taxes on the Company's consolidated statement of financial condition in accordance with generally accepted accounting principles. The Company has not executed an extension or waiver of any statute of limitations on the assessment or collection of any material tax due that is currently in effect.

         (n) ERISA. Neither the Company nor the Bank maintains any "employee benefit plans" (as defined in Section 3(3) of the Employee Retirement Income Security Act of 1974, as amended ("ERISA")).

         (o) Litigation. There are no actions, suits, investigations or legal proceedings pending against, or to the knowledge of the Company, threatened against, or affecting the Company or the Bank or their respective properties before any court or governmental body or agency which would reasonably be expected to have a Material Adverse Effect or which in any manner challenge the legality, validity or enforceability of this Agreement, any of the Related Agreements or the Common Stock, or which would reasonably be expected to materially impair the ability or obligation of the Company to perform fully on a timely basis its obligations under this Agreement or under any Related Agreement to which it will become a party.

         (p) Licenses and Permits. Each of the Company and the Bank has all permits, licenses, certificates of authority, orders and approvals of, and has made all filings, applications and registrations with, federal, State, local and foreign governmental or regulatory bodies that are necessary in order to permit it to carry on its business as it is presently being conducted and the absence of which would have a Material Adverse Effect; all such permits, licenses, certificates of authority, orders and approvals are in full force and effect; and to the knowledge of the Company, no suspension or cancellation of any of the same is threatened.

         (q) No Default or Violation. Neither the Company nor the Bank currently is in violation of its Certificate of Incorporation, Charter or its Bylaws, as the case may be, and, neither the Company nor the Bank is in violation of any applicable federal, state or local law or ordinance or any order, rule or regulation of any federal, State, local or other governmental agency or body (including, without limitation, all banking, securities, safety, health, environmental, zoning, anti-discrimination, antitrust, and wage and hour laws, ordinances, orders, rules and regulations), or in default with respect to any order, writ, injunction or decree of any court, or in default under any order, license, regulation or demand of any governmental agency, where any of such violations or defaults would, individually or in the aggregate, reasonably be expected (i) to have a Material Adverse Effect or (ii) materially adversely impair the ability of the Company to perform on a timely basis any obligation which it has under this Agreement, or under any Related Agreement, and neither the Company nor the Bank has received any notice or communication from any federal, State or local governmental authority asserting that the Company or the Bank is in violation of any of the foregoing which would reasonably be expected to have any effect set forth in clauses (i) or (ii) above. Neither the Company nor the Bank is subject to any regulatory or supervisory cease and desist order, agreement, written directive, memorandum of understanding or written commitment, and none of them has received any written communication requesting that they enter into any of the foregoing.

         (r) Certain Contracts. Neither the Company nor the Bank is in default or in non- compliance, which default or non-compliance would reasonably be expected to have a Material Adverse Effect, under any contract, agreement, commitment, arrangement, lease, insurance policy or other instrument to which it is a party or by which its assets, business or operations may be bound or affected, whether entered into in the ordinary course of business or otherwise and whether written or oral, and there has not occurred any event that with the lapse of time or the giving of notice, or both, would constitute such a default or non-compliance.

         (s) Insurance. The Company and the Bank are insured for such amounts which the Company and the Bank believe are reasonable with insurance companies which the Company and the Bank believe are financially sound and reputable against such risks as the Company and the Bank consider to be necessary or appropriate and have maintained all insurance required by applicable laws and regulations, except where the failure to be so insured would not have a Material Adverse Effect. Neither the Company nor the Bank has received any notice of cancellation or notice of a material amendment of any such insurance policy or bond or is in default under such policy or bond, no coverage thereunder is being disputed and all material claims thereunder have been filed in a timely fashion, except where any such cancellation, default or dispute would not, individually or in the aggregate, have a Material Adverse Effect.

         (t) Properties. All real and personal property owned by the Company or the Bank or presently used by either of them in their respective business is in an adequate condition (ordinary wear and tear excepted) and is sufficient to carry on the business of the Company and the Bank in the ordinary course of business consistent with their past practices. The Company and the Bank have good and marketable title free and clear of all Liens to all of the material properties and assets, real and personal, reflected on the consolidated statement of financial condition of the Company as of December 31, 1999 included in the Company Financial Statements or acquired after such date, except (i) for Liens for current taxes not yet due or payable, (ii) for pledges to secure deposits and other Liens incurred in the ordinary course of its banking business, (iii) for such Liens, if any, which would not, individually or in the aggregate, have a Material Adverse Effect and (iv) as reflected on the consolidated statement of financial condition of the Company as of December 31, 1999 included in the Company Financial Statements. All real and personal property which is material to the Company's business on a consolidated basis and leased or licensed by the Company or the Bank is held pursuant to leases or licenses which are valid and enforceable in accordance with their respective terms and such leases will not terminate or lapse prior to the Closing Date, except where such invalidity, unenforceability, termination or lapse would not, individually or in the aggregate, have a Material Adverse Effect.

         (u) Certain Fees. Except for the Fees, costs and expenses payable pursuant to this Agreement and the fees payable to Eugene Boffa in his capacity as Custodian, no fees or commissions will be payable by the Company or the Bank to brokers, finders, investment bankers or banks pursuant to any agreement entered into by the Company or the Bank with respect to the transactions contemplated by this Agreement and the Related Agreements.

         (v) Similar Offerings. The Company has not, directly or indirectly, solicited any offer to buy or offered to sell, and will not, directly or indirectly, solicit any offer to buy or offer to sell, in the United States or to any United States citizen or resident, any security which is or would be integrated with the sale of the shares of Common Stock of the Company to the Purchasers in a manner that would require such Common Stock to be registered under the Securities Act.

         (w) Regulation M. The Company has not taken and will not take, directly or indirectly, any action designed to, or that might be reasonably expected to, cause or result in stabilization or manipulation of the price of the shares of Common Stock which are to be sold to the Purchasers pursuant to the Purchase and Sale Agreement and this Agreement.

         (x) No Registration. It is not necessary in connection with the sale and delivery to the Purchasers of the shares of Common Stock in the manner contemplated by the Purchase and Sale Agreement and this Agreement and the Confidential Private Placement Memorandum to register the shares of Common Stock under the Securities Act.

         (y) Memorandum. The Confidential Private Placement Memorandum does not, and at the Closing Date will not, include an untrue statement of a material fact or omit to state a material fact necessary in order to make the statements therein, in the light of the circumstances under which they were made, not misleading. Other than as set forth above, the Company makes no representation or warranty as to compliance by the Company with any federal or State securities disclosure requirements.

         (z) Disclosure. None of the representations and warranties of the Company or the Bank or any of the information or documents which have been Previously Disclosed pursuant hereto are false or misleading in any material respect or contain any untrue statement of a material fact, or omit to state any material fact required to be stated or necessary to make any such information or document, at the time and in light of the circumstances, not misleading.

         Section 3.2 Representations and Warranties of the Selling Shareholders. The Selling Shareholders represent and warrant to, and covenant and agree with, the Dealer Manager as follows:

         (a)  Good Title and Other Matters.
              ----------------------------

                  (i) The Selling Shareholders have, and immediately prior to the Closing such Selling Shareholders will have, good and valid title to their shares of Common Stock, free and clear of all Liens.

                  (ii) Certificates in negotiable form representing all of the shares of Common Stock have been placed in custody under the Custody Agreement, duly executed and delivered by such Selling Shareholder to the Custodian, and such Selling Shareholders have duly executed and delivered the Power of Attorney, appointing the Selling Shareholders' attorney-in-fact (the "Attorney-in-Fact") with authority to execute and deliver this Agreement and the Related Agreements to which the Selling Shareholders are or will become a party on behalf of such Selling Shareholders, to authorize the delivery of the shares of Common Stock to be sold pursuant to the Purchase and Sale Agreement and otherwise to act on behalf of such Selling Shareholders in connection with the transactions contemplated by this Agreement and the Related Agreements to which the Selling Shareholders are or will become a party.

                  (iii) The obligations of the Selling Shareholders hereunder are not intended to be terminated by operation of law, whether by the death or incapacity of any individual Selling Shareholder or by the occurrence of any other event; if any individual Selling Shareholder should die or become incapacitated, or if any other such event should occur, before the completion of the transaction contemplated hereunder, it is the intention of the Selling Shareholders that certificates representing the shares of Common Stock shall be delivered by or on behalf of the Selling Shareholders in accordance with the terms and conditions of this Agreement and of the Related Agreements to which the Selling Shareholders are or will become a party; and it is the intention of the Selling Shareholders that actions taken by the Attorney- in-Fact pursuant to the Power of Attorney shall be as valid as if such death, incapacity or other event had not occurred, regardless of whether or not the Custodian, the Attorney-in-Fact, or any of them, shall have received notice of such death, incapacity or other event.

         (b) Authority. The Selling Shareholders have full power and authority to perform their obligations under this Agreement and the Related Agreements to which the Selling Shareholders are or will become a party.

         (c) Due Execution. This Agreement and the Related Agreements to which the Selling Shareholders are or will become a party constitute valid and binding obligations of the Selling Shareholders enforceable against the Selling Shareholders in accordance with their respective terms, except as (A) enforceability may be limited by bankruptcy, insolvency, moratorium and similar laws affecting creditors' rights generally and (B) rights of acceleration and the availability of equitable remedies may be limited by equitable principles of general applicability.

         (d) No Conflict. The execution, delivery and performance of this Agreement and the Related Agreements to which the Selling Shareholders are or will become a party by the Selling Shareholders will not individually or in the aggregate, materially impair the ability of the Selling Shareholders to perform their obligations under this Agreement or the Related Agreements to which the Selling Shareholders are or will become a party.

         (f) Material Adverse Change. To the knowledge of the Selling Shareholders, since December 31 ,1999, no events or developments involving the Company or the Bank have occurred which, individually or in the aggregate, materially impair the ability of the Selling Shareholders to perform their obligations under this Agreement or the Related Agreements to which the Selling Shareholders are or will become a party.

         (g) Litigation. There are no actions, suits, investigations or legal proceedings pending against, or to the knowledge of the Selling Shareholders, threatened against, or affecting the Selling Shareholders before any court or governmental body or agency which would reasonably be expected to in any manner challenge the legality, validity or enforceability of this Agreement, any of the Related Agreements to which the Selling Shareholders are or will become a party or the Common Stock to be redeemed by the Company for such Selling Shareholders, or which would reasonably be expected to materially impair the ability or obligation of the Selling Shareholders to perform fully on a timely basis their obligations under this Agreement or any Related Agreement to which the Selling Shareholders are or will become a party.

         (h) Certain Fees. Except for the Fee, costs and expenses payable to the Dealer Manager pursuant to this Agreement, no fees or commissions will be payable to brokers, finders, investment bankers or banks pursuant to any agreement entered into by the Selling Shareholders with respect to their sale of shares of Common Stock or the purchase of Common Stock by the Purchasers or any of the other transactions contemplated by this Agreement or the Related Agreements to which the Selling Shareholders are or will become a party. The Selling Shareholders represent, warrant and agree that to the extent any fees or commissions shall be payable by the Selling Shareholders to brokers, finders, investment bankers or banks pursuant to any other agreement entered into by the Selling Shareholders with respect to the transactions contemplated by this Agreement or the Related Agreements to which the Selling Shareholders are or will become a party, the Selling Shareholders shall be jointly and severally responsible for the payment of such fees and commissions.

         (i) Private Offering. Neither the Selling Shareholders nor any Person authorized to act on their behalf, has taken or will take any action which might subject the sale of the shares of Common Stock to the registration requirements of the Securities Act or comparable provisions of any applicable State securities laws.

         (j) Regulation M. The Selling Shareholders have not taken and will not take, directly or indirectly, any action designed to, or that might be reasonably expected to, cause or result in stabilization or manipulation of the price of the shares of Common Stock which are to be sold to the Purchasers pursuant to the Purchase and Sale Agreement and this Agreement.

         Section 3.3       Representations and Warranties of Dealer Manager.

         (a) The Dealer Manager has offered the shares of Common Stock for sale, solicited offers to buy the shares of Common Stock, and otherwise negotiated in respect of the shares of Common Stock only in a manner that conformed to the offering procedures set forth in the Confidential Private Placement Memorandum.

         (b) The Dealer Manager has delivered to each offeree a copy of the Confidential Private Placement Memorandum.

         (c) Immediately prior to making the offer to each offeree, the Dealer Manager will have reasonable grounds to believe and will believe that each such offeree was an "accredited investor" as such term is defined in Rule 501 of the General Rules and Regulations of the Commission under the Securities Act. The representations and warranties contained in this Section 3.3(c), insofar as they relate to federal and State securities laws requirements, are made in reliance on the representations and warranties of the Purchasers contained in Section 3.3 of the Purchase and Sale Agreement.

         (d) The Dealer Manager will not, directly or through any agent, offer the shares of Common Stock for sale, or solicit any offers to buy the shares of Common Stock, or otherwise negotiate with any person with respect to the shares of Common Stock on the basis of general solicitation or general advertising, including without limitation, any advertisement, article, notice or other communication published in any newspaper, magazine or similar medium or broadcast over television or radio; or, distribute any letters, circulars, notices, memoranda, or other written communications of a general nature to customers announcing or describing, or inviting inquiries concerning the offering of the shares of Common Stock.

         (e) The Dealer Manager is a corporation and is validly existing in good standing under the laws of the State of Washington with full power and authority to perform its obligations under this Agreement.

         (f) The execution and delivery of this Agreement and the consummation of the transactions contemplated hereby have been duly and validly authorized by all necessary action on the part of the Dealer Manager, and this Agreement has been duly and validly executed and delivered by the Dealer Manager and is the legal, valid and binding agreement of the Dealer Manager, enforceable in accordance with its terms, except as may be limited by bankruptcy, insolvency or other laws affecting the enforceability of the rights of creditors generally and judicial limitations on the right of specific performance.

         (g) Each of the Dealer Manager and its employees, agents and representatives who shall perform any of the services hereunder shall be duly authorized and empowered, and shall have all licenses, approvals and permits necessary to perform such services.

         (h) No approval of any regulatory or supervisory or other public authority is required in connection with the Dealer Manager's execution and delivery of this Agreement, except as may have been received.

         (i) There is no suit or proceeding or charge or action before or by any court, regulatory authority or government agency or body or, to the best knowledge of the Dealer Manager, pending or threatened, which might materially adversely affect the Dealer Manager's performance under this Agreement.

                                   ARTICLE IV
                       CONDITIONS PRECEDENT TO THE CLOSING

         Section 4.1 Conditions to the Obligations of the Parties. The requirement of each of the parties hereto to fulfill their obligations hereunder at the Closing shall be subject to the satisfaction or waiver prior to the Closing of the following conditions:

         (a) All requirements prescribed by law which are necessary to the consummation of the transactions contemplated by this Agreement and the Related Agreements shall have been satisfied.

         (b) No party to this Agreement or the Related Agreements shall be subject to any order, decree or injunction of a court or agency of competent jurisdiction which enjoins or prohibits the consummation of any of the transactions contemplated by this Agreement or the Related Agreements.

         (c) No statute, rule or regulation shall have been enacted, entered, promulgated, interpreted, applied or enforced by any governmental authority which prohibits, restricts or makes illegal consummation of any of the transactions contemplated by this Agreement or the Related Agreements.

         (d) The Selling Shareholders shall have completed the sale of all 2,000,000 shares of Common Stock owned by the Selling Shareholders as contemplated by this Agreement, the aggregate consideration to be paid to the Selling Shareholders for the Common Stock pursuant to Section 2.2(b) of the Purchase and Sale Agreement shall have been paid, and the Fee, costs and expenses provided hereunder shall have been paid from the proceeds of the consideration received by the Selling Shareholders.

         Section 4.2 Conditions to the Obligations of the Dealer Manager. The requirement of the Dealer Manager to fulfill its obligations hereunder shall be subject to the satisfaction or waiver prior to the Closing of the following conditions:

         (a) Each of the representations and warranties of the Company and the Bank contained in this Agreement and the Related Agreements to which they are a party shall be true and correct in all material respects as of the date of such agreements and as of the Closing Date as if made on the Closing Date (or on the date when made in the case of any representation or warranty which specifically relates to an earlier date); the Company and the Bank shall have performed, in all material respects, each of its covenants and agreements contained in this Agreement and the Related Agreements to which they are a party to be performed prior to the Closing; and the Dealer Manager and the Selling Shareholders shall have received a certificate signed by the Chief Executive Officer and the Chief Financial Officer of the Company and the Bank, dated the Closing Date, to the foregoing effect.

         (b) Each of the representations and warranties of the Selling Shareholders contained in this Agreement and the Purchase and Sale Agreement shall be true and correct in all material respects as of the date of such agreements and as of the Closing Date as if made on the Closing Date (or on the date when made in the case of any representation or warranty which specifically relates to an earlier date); the Selling Shareholders shall have performed, in all material respects, each of their covenants and agreements contained in the Purchase and Sale Agreement and this Agreement to be performed prior to the Closing; and the Company and the Dealer Manager shall have received a certificate signed by Robert DeMane, as Attorney-in-Fact for the Selling Shareholders, dated the Closing Date, to the foregoing effect.

         (c) The Company shall have taken all appropriate actions required to split the Common Stock, to be effective immediately prior to the Closing, which will result in 2,220,914 shares of Common Stock being issued and outstanding.

         (d) The Company shall have obtained the requisite stockholder approval of an amendment to its Certificate of Incorporation to increase its authorized Common Stock and Preferred

Stock to 5,000,000 and 2,000,000 shares, respectively, and shall have filed with the Secretary of State of the State of Delaware the appropriate documentation in order to effect such amendment.

         (e) Effective upon consummation of the Transaction, all of the directors other than Mr. DeMane shall have resigned as directors of the Company and the Bank and Messrs. Michael Allocca, Leonard Makowka, Robert Gault, Peter Rodney Jackson, Donald Berg and Phil Esposito shall have been elected directors of the Company and the Bank, subject to any required filing, notice or approval of the OTS.

         (f) Robert DeMane shall have executed the Employment Agreement attached hereto as Appendix B.

         (g) At the Closing Date, the Dealer Manager shall have received the favorable opinion, dated as of the Closing Date, of Luse Lehman Gorman Pomerenk and Schick, counsel for the Company and the Bank, the form of which is attached hereto as Appendix C. Such counsel may state that, insofar as such opinion involves factual matters, they have relied, to the extent they deem proper, upon certificates of officers of the Company or Bank, as the case may be, and certificates of public officials.

         (h) At the Closing Date, there shall not have been, since the date hereof or since the respective dates as of which information is given in the Confidential Private Placement Memorandum, any material adverse change in the financial condition, results of operations or business affairs of the Company and the Bank considered as one enterprise, whether or not arising in the ordinary course of business, and the Dealer Manager and the Selling Shareholders shall have received a certificate of the President and Chief Executive Officer of the Company and the Bank and the Chief Financial Officer of the Company and the Bank, each dated as of Closing Date, to the effect that, except as Previously Disclosed, (i) there has been no such material adverse change, (ii) there shall have been no material transaction entered into by the Company from the latest date as of which the financial condition of the Company as set forth in the Confidential Private Placement Memorandum other than transactions referred to or contemplated therein and transactions in the ordinary cause of business, and (iii) the Company shall not have received from the OTS or the FDIC any direction (oral or written) to make any material change in the method of conducting its business with which it has not complied (which direction, if any, shall have been disclosed to the Dealer Manager) or which materially and adversely would affect the business, financial condition or results of operations of the Company or the Bank.

         (i) The Company shall have executed and delivered the Dealer Manager Warrant to the Dealer Manager.

         (j) The Dealer Manager shall have received such other certificates, opinions, documents and instruments related to the transactions contemplated hereby as may have been reasonably required by the Dealer Manager and are customary for transactions of this type, and all documents, instruments and other legal matters in connection with the transactions contemplated by this Agreement shall be reasonably satisfactory in form and substance to it and its counsel.

         Section 4.3 Conditions to Obligations of the Selling Shareholders. The requirement of the Selling Shareholders to fulfill their obligations under this Agreement shall be subject to the satisfaction or waiver prior to the Closing of the following conditions:

         (a) Each of the representations and warranties of the Dealer Manager contained in this Agreement shall be true and correct in all material respects as of the date of this Agreement and as of the Closing Date as if made on the Closing Date.

         (b) Each Purchaser shall have delivered the applicable consideration for each of the shares of Common Stock to be purchased by it pursuant to the Purchase Agreement, such amount to be payable by wire transfer of immediately available funds to an account with a bank designated by the Dealer Manager, by notice to each Purchaser to be provided no later than two Business Days prior to the Closing Date.

         Section 4.4 Conditions to Obligations of the Company and the Bank. The requirement of the Company and the Bank to fulfill their obligations hereunder, shall be subject to the satisfaction, or waiver prior to the Closing, of the following condition: No party to this Agreement (other than the Company) shall be in material breach of this Agreement unless such breach shall have been waived in writing by each of the other parties to this Agreement.

                                    ARTICLE V
                                    COVENANTS

         Section 5.1 Information. If any event or circumstance shall occur as a result of which it is necessary, in the reasonable opinion of counsel for the Dealer Manager, to amend or supplement the Confidential Private Placement Memorandum in order to make the Confidential Private Placement Memorandum not misleading in the light of the circumstances existing at the time it is delivered to a Purchaser, the Company will forthwith amend or supplement the Confidential Private Placement Memorandum (in form and substance satisfactory to counsel for the Dealer Manager) so that, as so amended or supplemented, the Confidential Private Placement Memorandum will not include an untrue statement of a material fact or omit to state a material fact necessary in order to make the statements therein, in the light of the circumstances existing at the time it is delivered to a Purchaser, not misleading, and the Company will furnish to the Dealer Manager a reasonable number of copies of such amendment or supplement. For the purpose of this subsection, the Company will furnish such information with respect to itself as the Dealer Manager may from time to time reasonably request.

         Section 5.2 Blue Sky. The Company will take all reasonably necessary action, in cooperation with the Dealer Manager, to qualify, to the extent required, the shares of Common Stock for offering and sale under the applicable securities laws of such states of the United States and other jurisdictions as the Dealer Manager and the Company have agreed; provided, however, that the Company shall not be obligated to file any general consent to service of process or to qualify as a foreign corporation in any jurisdiction in which it is not so qualified.

         Section 5.3 Issuance. The Company will not, without the prior written consent of the Dealer Manager, sell or issue, contract to sell or otherwise dispose of, any shares of Common Stock or other securities convertible into shares of Common Stock (other than the Warrant to be issued to the Dealer Manager hereunder) for a period of 180 days following the Closing Date.

         Section 5.4 Press Releases. The Company and the Dealer Manager shall agree with each other as to the form and substance of any press release related to this Agreement, the Related Agreements or the transactions contemplated hereby or thereby, and consult with each other as to the form and substance of other public disclosures which may relate to the transactions contemplated by this Agreement or the Related Agreements, provided, however, that nothing contained herein shall prohibit any party, following notification to such other party, from making any disclosure which it determines in good faith is required by law or regulation.

         Section  5.5 No  Solicitation.  Between the time of  execution  of this
Agreement  and the  earlier  of (i) the  Closing  or  (ii)  termination  of this
Agreement  in   accordance   with  Section  8.2  hereof,   neither  the  Selling
Shareholders, the Company or any of the Company's directors, officers or employees, nor any representatives or agents of the Selling Shareholders the Company shall (i) execute any agreement, letter or undertaking of any kind whatsoever with respect to any acquisition, lease or purchase of all or a substantial portion of the assets of, or any equity interest in (including, without limitation, any sale of all or a portion of the Selling Shareholders' shares of Common Stock), the Company or any business combination with the Company (an "Acquisition Transaction"), other than as contemplated by this Agreement, or (ii) solicit or encourage inquiries or proposals with respect to, furnish any information relating to, or participate in any negotiations or discussions concerning, an Acquisition Transaction. Other than as set forth herein, the Selling Shareholders and/or the Company will immediately notify the Dealer Manager orally and in writing if any such inquiries or proposals are received by, and such information is required from, or any such negotiations or discussions are sought to be initiated with, the Company.

         Section 5.6 Compliance. The Company will conduct the purchase and sale of the Securities in all material respects in accordance with all applicable laws, statutes, rules, regulations, decisions and orders. The covenant contained in this Section 5.6 insofar at it relates to federal and state securities law requirements, is made in reliance on the representations and warranties of the Purchasers contained in Section 3.2 of the Purchase Agreement.

                                   ARTICLE VI
                                 INDEMNIFICATION

         Section 6.1 Company and Bank Indemnification. The Company and the Bank agree to indemnify and hold harmless the Dealer Manager, its affiliates, each person, if any, who controls the Dealer Manager, within the meaning of Section 15 of the Securities Act or Section 20 of the Exchange Act, and their respective partners, directors, officers, employees and agents (including counsel for the Dealer Manager) as follows:

                  (i) from and against any and all loss, liability, claim, damage and expense whatsoever, as incurred, related to or arising out of the offer, purchase and sale of the Common Stock or any action taken by the Dealer Manager where acting as described in Article II hereof, except to the extent that any loss, liability, claim, damage or expense is found in a final judgment by a court of competent jurisdiction to have resulted primarily from the Dealer Manager's gross negligence or willful misconduct;

                  (ii)  from and  against  any and all loss,  liability,  claim, damage and expense whatsoever, as incurred, based upon or arising out of any untrue statement or alleged untrue statement of a material fact contained in the Confidential Private Placement Memorandum with respect to the Company and the Bank (or any amendment or supplement thereto) or the omission or alleged omission therefrom of a material fact necessary in order to make the statements therein, in the light of the circumstances under which they were made, not misleading, provided, however, that the Company and the Bank shall not be liable in any such case to the extent that any such loss, liability, claim, damage or expense arises out of or is based upon an untrue statement or alleged untrue statement or omission or alleged omission made in the
         Confidential Private Placement Memorandum (or any amendment or supplement thereto) in reliance upon and in conformity with written information furnished by the Dealer Manager expressly for use therein;

                  (iii) from and against any and all loss, liability, claim, damage and expense whatsoever, as incurred, to the extent of the aggregate amount paid in settlement of any litigation involving or affecting the Company and the Bank, or any investigation or proceeding by any governmental agency or body, commenced or threatened involving or affecting the Company or the Bank, or of any claim whatsoever described in clauses (i) or (ii) above, if such settlement is effected with the written consent of the Company and the Bank, which consent shall not be unreasonably withheld; and

                  (iv) from and against any and all expense whatsoever, as incurred (including, subject to Section 6.2 hereof, the fees and disbursements of counsel chosen by the Dealer Manager), reasonably incurred in investigating, preparing for or defending against any litigation, or any investigation, proceeding or inquiry by any governmental agency or body, commenced or threatened, or any claim whatsoever described in clauses (i) or (ii) above, to the extent that any such expense is not paid under (i), (ii) or (iii) above whether or not the purchase and sale of the shares of Common Stock is consummated, except to the extent that any such expense is incurred in connection with a final judgment by a court of competent jurisdiction to have resulted primarily from the Dealer Manager's gross negligence or willful misconduct;

                  (v) In addition to, and without  limiting,  the  provisions of
         Section 6.1 hereof, in the event that the Dealer Manager, any person, if any, who controls the Dealer Manager within the meaning of Section 15 of the Securities Act or Section 20 of the Securities Act or any of its partners, directors, officers, employees and agents is requested or required to appear as a witness or otherwise gives testimony in any action, proceeding, investigation or inquiry involving or affecting the Company and the Bank, which is brought by or on behalf of or against the Company and the Bank, the Dealer Manager or any of their respective affiliates in which the Dealer Manager or such person or agent is not named as a defendant, the Company and the Bank agree to reimburse the Dealer Manager for all reasonable and necessary out-of-pocket expenses incurred by it in connection with preparing or appearing as a witness or otherwise giving testimony.

         Section 6.2 Dealer Manager Indemnification. The Dealer Manager agrees to indemnify and hold harmless the Company and the Bank and each of its directors, officers and each person, if any, who controls the Company and the Bank, within the meaning of Section 15 of the Securities Act or Section 20 of the Exchange Act, against any loss, liability, claim, damage and expense to which the Company and the Bank or any such director, officer, or controlling person may become subject under any applicable federal or state law or otherwise, insofar as such loss, liability, claim, damage and expense arises out of or are based upon any untrue statement or alleged untrue statement of any material fact contained in the Confidential Private Placement Memorandum with respect to information furnished to the Company and the Bank by or through the Dealer Manager in writing expressly for use therein (or any amendment or supplement thereto) or the omission or alleged omission therefrom of a material fact necessary in order to make the statements therein, in light of the circumstances under which they were made, not misleading, and will reimburse any legal or other expenses reasonably incurred by the Company and the Bank or any such director, officer or controlling person in connection with investigating or defending any such loss, liability, claim, damage, action or proceeding;
provided, however, that the Dealer Manager will be liable in each case to the extent, but only to the extent, that such untrue statement or alleged untrue statement or omission or alleged omission was made in the Confidential Private Placement Memorandum (or any amendment or supplement thereto) in reliance upon and in conformity with written information furnished to the Company and the Bank by or through the Dealer Manager expressly for use therein. In no event shall the Dealer Manager be liable for an amount which exceeds the Fee which the Dealer Manager has received or would have received pursuant to this Agreement.

         Section 6.3 Selling Shareholders Indemnification. The Selling Shareholders, jointly and severally, agree to indemnify and hold harmless the Dealer Manager, each person, if any, who controls the Dealer Manager, within the meaning of Section 15 of the Securities Act or Section 20 of the Exchange Act, and its respective partners, directors, officers, employees and agents (including counsel for the Dealer Manager) as follows:

                  (i) from and against any and all loss, liability, claim, damage and expense whatsoever, as incurred, related to or arising out of the breach by the Selling Shareholders of their representations, warranties or covenants set forth in this Agreement or the Related Agreements to which they are a party, except to the extent that any such expense is incurred in connection with a final judgment by a court of competent jurisdiction to have resulted primarily from the Dealer Manager's gross negligence or willful misconduct;

                  (ii) from and against any and all loss, liability, claim, damage and expense whatsoever, as incurred, based upon or arising out of any untrue statement or alleged untrue statement of a material fact contained in the Confidential Private Placement Memorandum with respect to information furnished by the Selling Shareholders expressly for use therein (or any amendment or supplement thereto) or the omission or alleged omission therefrom of a material fact necessary in order to make the statements therein, in the light of the circumstances under which they were made, not misleading, provided, however, that the Selling Shareholders shall not be liable in any such case to the extent that any such loss, liability, claim, damage or expense arises out of or is based upon an untrue statement or alleged untrue statement or omission or alleged omission made in the Confidential Private Placement Memorandum (or any amendment or supplement thereto) in reliance upon and in conformity with information furnished by the Company and the Bank or written information furnished by the Dealer Manager expressly for use therein;

                  (iii) from and against any and all loss, liability, claim, damage and expense whatsoever, as incurred, to the extent of the aggregate amount paid in settlement of any litigation involving or affecting the Selling Shareholders, or any investigation or proceeding by any governmental agency or body, commenced or threatened, involving or affecting the Selling Shareholders, or of any claim whatsoever described in clauses (i) or (ii) above, if such settlement is effected with the written consent of the Selling Shareholders which consent shall not be unreasonable withheld;

                  (iv) from and against any and all expense whatsoever, as incurred (including, subject to Section 6.2 hereof, the fees and disbursements of counsel chosen by the Dealer Manager), reasonably incurred in investigating, preparing for or defending against any litigation, or any investigation, proceeding or inquiry by any governmental agency or body, commenced or threatened, or any claim whatsoever described in clauses (i) or (ii) above, to the extent that any such expense is not paid under (i), (ii) or (iii) above whether or not the purchase and sale of the shares of Common Stock is consummated, except to the extent that any such expense is incurred in connection with a final judgment by a court of competent jurisdiction to have resulted primarily from the Dealer Manager's gross negligence or willful misconduct; and

                  (v) In addition to, and without  limiting,  the  provisions of
         Section 6.3 hereof, in the event that the Dealer Manager, any person, if any, who controls the Dealer Manager within the meaning of Section 15 of the Securities Act or Section 20 of the Exchange Act or any of its partners, directors, officers, employees and agents is requested or required to appear as a witness or otherwise gives testimony in any action, proceeding, investigation or inquiry involving or affecting the Selling Shareholders, which is brought by or on behalf of or against the Selling Shareholders, the Dealer Manager or any of their respective affiliates in which the Dealer Manager or such person or agent is not named as a defendant, the Selling Shareholders agree to reimburse the Dealer Manager for all reasonable and necessary out-of-pocket expenses incurred by it in connection with preparing or appearing as a witness or otherwise giving testimony.

         Section 6.4 Notice. Any party seeking indemnification shall give notice as promptly as reasonably practicable to the other parties hereto of any action commenced against it, but failure to so notify the other parties hereto shall not relieve the party seeking indemnification from any liability which it may have otherwise than on account of this indemnity agreement.

                                   ARTICLE VII
                                  CONTRIBUTION

         Section 7.1 Contribution. In order to provide for just and equitable contribution in circumstances in which the indemnity agreement provided for in
Article VI hereof is for any reason held to be unenforceable by the indemnified parties although applicable in accordance with its terms, the Selling Shareholders, the Company and the Bank and the Dealer Manager shall contribute to the aggregate losses, liabilities, claims, damages and expenses of the nature contemplated by said indemnity agreement incurred by the Selling Shareholders, the Company and the Bank and the Dealer Manager, as incurred, in such proportions  (i)  that the  Dealer  Manager  is  responsible  for  that  portion represented by the percentage that the Fee received by the Dealer Manager pursuant to this Agreement (before deducting expenses) bears to the maximum aggregate gross proceeds from the sale of the shares of Common Stock pursuant to this Agreement and the Purchase Agreement and the Selling Shareholders and the Company and the Bank severally but not jointly responsible for the balance or
(ii) if, but only if, the allocation provided for in clause (i) is for any reason held unenforceable, in such proportion as is appropriate to reflect not only the relative benefits to the Selling Shareholders and the Company and the Bank on the one hand and the Dealer Manager on the other, as reflected in clause
(i), but also the relative fault of the Selling Shareholders and the Company and the Bank on the one hand and the Dealer Manager on the other, as well as any other relevant equitable considerations. The relative fault shall be determined by reference to, among other things, whether the untrue or alleged untrue statement of a material fact or the omission or alleged omission to state a material fact relates to information supplied by the Company and the Bank or the Selling Stockholders on the one hand or the Dealer Manager on the other and the parties' relative intent, knowledge, access to information and opportunity to correct or prevent such statement or omission. No person guilty of fraudulent misrepresentation (within the meaning of Section 11(f) of the Securities Act) shall be entitled to contribution from any person who was not guilty of such fraudulent misrepresentation. For purposes of this Article VII, each person, if any, who controls the Dealer Manager within the meaning of Section 15 of the Securities Act or Section 20 of the Exchange Act shall have the same rights to contribution as the Dealer Manager, and each director of the Company and the Bank shall have the same rights to contribution as the Company and the Bank. Notwithstanding anything to the contrary set forth herein, to the extent permitted by applicable law, in no event shall the Dealer Manager be required to contribute an aggregate amount in excess of the Fee received by the Dealer Manager pursuant to this Agreement (before deducting expenses), and in no event shall the Selling Shareholders be required to contribute an amount in excess of the gross proceeds received by them pursuant to the Purchase and Sale Agreement and this Agreement.

         Notwithstanding  the foregoing,  the contribution  provided for in this
Article VII shall not apply to the Company and the Bank to the extent that such contribution by the Bank is found in a final judgment by a court of competent jurisdiction to constitute a covered transaction under Section 23A of the Federal Reserve Act.

                                  ARTICLE VIII
                     BUSINESS COMBINATION ADVISORY SERVICES
                           AND RIGHT OF FIRST REFUSAL

         Section 8.1 Purpose. The Dealer Manager will assist the Company in connection with (a) general financial advice, (b) structuring potential equity or debt financings, (c) modeling the Company's financial projections, and (d) identifying and structuring potential strategic alliances and/or business combinations. In connection therewith, the Dealer Manager will conduct a review of the business operations and financial condition of the Company. The Company and the Dealer Manager agree that during the Engagement Period (as defined below), the Dealer Manager shall introduce the Company to and/or advise the
Company with respect to persons or entities (collectively, the "Target Business") with whom the Company may effect a (i) merger, (ii) exchange of capital stock, (iii) asset acquisition or disposition, (iv) sale of one or more product lines, subsidiaries or divisions, (v) joint venture or strategic alliance, or (vi) other similar business combinations (collectively, a "Business Combination"). If the Company pursues a Business Combination with any Target Business during such Engagement Period, it shall utilize the services of the Dealer Manager as provided herein.

         Section 8.2 Engagement Period. The Company agrees to engage the Dealer Manager to act as its exclusive financial advisor to assist the Company as set forth above for a period of eighteen (18) months commencing on the Closing Date (the "Engagement Period").

         Section 8.3       Compensation.

         (a) If a Business Combination is consummated during the Engagement Period, the Dealer Manager shall be paid a fee equal to a percentage of the value of the consideration paid for a Business Combination as follows: 5% on the first $1,000,000 of consideration; 4% of the second $1,000,000 of consideration; 3% of the third $1,000,000 of consideration; and 2% of the consideration over $3,000,000 (collectively, the "Advisory Fee"). The value of such consideration shall include cash, securities, assumption of debt and all contingent consideration. If the consideration paid by or to the Company in connection with any Business Combination is in securities, the value of the consideration shall be deemed to be closing price of such securities on the last trading date immediately prior to the closing of the Business Combination. If the securities are not publicly traded, the value shall be the fair market value of the securities.

         (b) If a Business Combination is consummated during the Engagement Period with a Target Business introduced to the Company by the Dealer Manager (and such Target Business was identified in a writing delivered to the Company by the Dealer Manager at the time of introduction), the Company shall also issue to the Dealer Manager five year warrants to acquire an amount of common stock of the surviving company equal to five percent (5%) of the value of the consideration paid for such Business Combination (the "Advisory Warrants"). The exercise price of each Advisory Warrant shall be equal to the closing price of a share of common stock of the surviving company on the last trading date immediately prior to the closing of the Business Combination. If such security is not publicly traded, then the exercise price shall be equal to the fair market value of a share of common stock of the surviving company on the date prior to the closing of the Business Combination. The Advisory Warrants shall have customary antidilution provisions relating to mergers, reorganizations, recapitalizations and other corporate reorganizations, piggyback registration rights, and one demand registration right.

         (c) If the Company completes a Business Combination with a Target Business at any time from the Closing until the date which is two years thereafter, for which the Dealer Manager provided advice to the Company during the Engagement Period, as specified herein, the Dealer Manager shall be entitled to receive a Advisory Fee in accordance with Section 8.3(a). If the Company completes a Business Combination with a Target Business introduced to the Company by the Dealer Manager, at any time as specified in the preceding sentence, the Dealer Manager shall be entitled to receive the Advisory Fee and the Advisory Warrants in accordance with Sections 8.3(a) and (b). The Dealer Manager shall provide to the Company, in writing, a list of Target Businesses covered by Section 8.3(c) at the end of the Engagement Period.

         Section 8.4 Payment of Advisory Fees. The Advisory Fee shall be payable by wire transfer and the Advisory Warrants shall be issued to the Dealer Manager both at the closing of a

Business Combination, except that any Advisory Fee in respect of any contingent consideration shall be payable whenever such consideration is paid. All Advisory Fees and expenses set forth herein shall be paid in New York Clearinghouse Funds to the Dealer Manager.

         Section 8.5 Expenses. The Company shall reimburse the Dealer Manager for its actual out-of-pocket expenses including, but not limited to travel, subject to prior approval by the Company, incurred in connection with any services provided hereunder.

         The Dealer Manager will not bear any of the Company's legal, accounting, printing or other expenses in connection with any transaction considered or consummated. Neither the Dealer Manager, nor the directors, employees and agents of the Dealer Manager will be responsible for any fees or commissions payable to any finder or to any other financial or other advisor utilized or retained by the Company.

         Section 8.6 Indemnification. With respect to any services provided by the Dealer Manager hereunder during the Engagement Period, the Company agrees to indemnify the Dealer Manager in accordance with the provisions of Appendix D hereto, which is incorporated by reference and made a part hereof.

         Section 8.7 Limitation on Use of Advice. Nothing contained herein shall require the Company to enter into any transaction presented to it by the Dealer Manager, which decision shall be at the Company's sole discretion.

         Section 8.8 Right of First Refusal. During the period of eighteen (18) months from the Closing Date, the Dealer Manager shall have a right of first refusal to act as a placement agent and/or managing underwriter for any public or private distribution of the Company's Capital Securities, as appropriate. The Dealer Manager shall have twenty (20) days from the date on which it receives from the Company a written financing proposal from a broker/dealer unaffiliated with the Dealer Manager, to provide a comparable financing proposal in writing to the Company. If the Dealer Manager does not provide a comparable financing proposal under the terms hereof, the Company may pursue a financing transaction with such unaffiliated broker/dealer. If the Dealer Manager does provide a comparable proposal and the Company wishes to pursue such distribution of securities with a broker/dealer unaffiliated with the Dealer Manager, the Company may purchase this right of first refusal from the Dealer Manager for $100,000, which may be paid in cash or securities, at the option of the Company.

                                   ARTICLE IX
                                  MISCELLANEOUS

         Section 9.1 Survival of Provisions. All representations, warranties and agreements contained in this Agreement by each of the parties hereto, or contained in certificates of officers of the Selling Shareholders or the Company and the Bank submitted pursuant hereto, shall remain operative and in full force and effect, regardless of any investigation made by or on behalf of the

Dealer Manager or controlling person, or by or on behalf of the Selling Shareholders or the Company and the Bank, in each case, with respect to the other parties to this Agreement, and shall survive delivery of the shares of Common Stock.

         Section 9.2       Termination.

         (a) The Dealer Manager may terminate this Agreement at any time at or prior to the Closing Date (i) if there has been, since the date of this Agreement or since the respective dates as of which information is given in the Confidential Private Placement Memorandum, any material adverse change in the financial condition, results of operations or business affairs of the Company or the Bank, or the Company and the Bank considered as one enterprise, whether or not arising in the ordinary course of business, (ii) if there has occurred any material adverse change in the financial markets in the United States or any outbreak of hostilities or escalation thereof or other calamity or crisis the effect of which, in the reasonable judgment of the Dealer Manager, are so material and adverse as to make it impracticable to market the shares of Common Stock or to enforce contracts for the sale of the shares of Common Stock, (iii) if trading generally on either the American Stock Exchange or the New York Stock Exchange has been suspended, or minimum or maximum prices for trading have been fixed, or maximum ranges for prices for securities have been required, by either of said exchanges or by order of the Commission or any other governmental authority, or if a banking moratorium has been declared by either Federal or New Jersey authorities, (iv) if there shall have been such material adverse change in the condition or prospects of the Company and the Bank considered as one enterprise or the prospective market for the Company's securities as in the Dealer Manager's good faith opinion would make it inadvisable to proceed with the offering, sale or delivery of the shares of Common Stock, or (v) if any of the conditions specified in Sections 4.1 and 4.2 have not been met or waived by it pursuant to the terms of this Agreement by 5:00 p.m., Eastern Time on May 26, 2000 (which may be extended up through July 15, 2000 pursuant to the terms of the Letter of Intent). The Dealer Manager shall provide the Company and the Selling Shareholders with 5 days prior written notice of termination pursuant to this Section 9.2(a).

         (b) The Selling Shareholders may terminate this Agreement if any of the conditions specified in Sections 4.1 and 4.3 has not been met or waived by it pursuant to the terms of this Agreement by 5:00 p.m., Eastern Time on May 26, 2000 (which may be extended through July 15, 2000 pursuant to the terms of the Letter of Intent). The Selling Shareholders shall provide the Dealer Manager and the Company with 5 days written notice of termination pursuant to this Section 9.2(b).

         (c) The Company may terminate this Agreement if any of the conditions specified in Sections 4.1 and 4.4 of this Agreement has not been met or waived by it pursuant to the terms of this Agreement by 5:00 p.m., Eastern Time on May 26, 2000 (which may be extended through July 15, 2000 pursuant to the terms of the Letter of Intent). The Company shall provide the Dealer Manager and the Selling Shareholders with 5 days prior written notice of any termination pursuant to this Section 9.2(c) hereof.

         (d) If this Agreement is terminated pursuant to this Section, such termination shall be without liability of any party to any other party except that the provisions of Articles VI and VII hereof shall survive any termination of this Agreement.

         Section 9.3 Waiver; Amendments. No failure or delay on the part of any party hereto in exercising any right, power or remedy hereunder shall operate as a waiver thereof, nor shall any single or partial exercise of any such right, power or remedy preclude any other or further exercise thereof or the exercise of any other right, power or remedy. The remedies provided for herein are cumulative and are not exclusive of any remedies that may be available to the parties hereto at law or in equity. No waiver of or consent to any departure by the parties hereto from any provision of this Agreement shall be effective unless signed in writing by the party entitled to the benefit thereof. Except as otherwise provided herein, no amendment, modification or termination of any provision of this Agreement shall be effective unless signed in writing by or on behalf of the parties hereto. Any amendment, supplement or modification of this Agreement, any waiver of any provision of this Agreement, and any consent to any departure from the terms of any provision of this Agreement, shall be effective only in the specific instance and for the specific purpose for which made or given. Except where notice is specifically required by this Agreement, no notice to or demand on any party hereto in any case shall entitle another party hereto to any other or further notice or demand in similar or other circumstances.

         Section 9.4 Communications. All notices, demands and other communications provided for or permitted hereunder shall be made in writing by hand-delivery, registered first-class mail, telex, telecopier, or air courier guaranteeing overnight delivery:

          (i) if to the Selling Shareholders, to c/o Robert DeMane, Dollar Bancorp, Inc., 893 Franklin Avenue, Newark, New Jersey 07107, and thereafter at such other address notice of which is given in accordance with this Section 9.4;

          (ii) if to the Company, initially at 893 Franklin Avenue, Newark, New Jersey 07107, Attention: President; and thereafter at such other address, notice of which is given in accordance with this Section 9.4.; and

          (iii) if to the Dealer Manager, initially at 5777 W. Century Blvd., Suite 1605, Los Angeles, California 90045, Attention: Hugh Kretschmer; and thereafter at such other address notice of which is given in accordance with this Section 9.4.

         All such notices and communications shall be deemed to have been duly given: at the time delivered by hand, if personally delivered; five Business Days after being sent by certified mail, return receipt requested, if mailed; when answered back, if telexed; when receipt is acknowledged, if telecopied; and on the next Business Day if timely delivered to an air courier guaranteeing overnight delivery.

         Section 9.5 Entire Agreement; Amendment. This Agreement and the Related Agreements represent the entire understanding of the parties hereto with reference to the transactions contemplated hereby and supersede any and all other oral or written agreements heretofore made. Specifically and not by way of limitation, the terms of the Letter of Intent shall continue in full force and effect to the extent that its terms are not inconsistent with the terms of this Agreement. No waiver, amendment or other modification of this Agreement shall be effective unless in writing and signed by the parties hereto.

         Section 9.6 Governing Law and Time. This Agreement shall be governed by and construed in accordance with the laws of the State of California applicable to agreements made and to be performed in said State without regard to the conflicts of laws provisions thereof. Unless otherwise noted, specified times of day refer to Eastern time.

         Section 9.7 Consent to Jurisdiction. The parties to this Agreement each irrevocably consent to the jurisdiction of the courts of the State of California and of any federal court located in such state in connection with any action or proceeding arising out of or related to this Agreement or any Related Agreement, any document or instrument delivered pursuant to or in connection with this Agreement or any Related Agreement, or a breach of this Agreement, any Related Agreement or any document or instrument delivered with respect to this Agreement or any Related Agreement.

         Section 9.8 Severability. Any term or provision of this Agreement which is invalid or unenforceable in any jurisdiction shall, as to that jurisdiction, be ineffective to the extent of such invalidity or unenforceability without rendering invalid or unenforceable the remaining terms and provisions of this Agreement or affecting the validity or enforceability of any of the terms or provisions of this Agreement in any other jurisdiction. If any provision of this Agreement is so broad as to be unenforceable, the provision shall be interpreted to be only so broad as is enforceable.

         Section 9.9 Headings and Gender. The Article and Section headings and Table of Contents used or contained in this Agreement are for convenience of reference only and shall not affect the construction of this Agreement. Use of a particular gender herein shall be considered to represent the masculine, feminine or neuter gender whenever appropriate.

         IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed as of the date first above written.

                                            DOLLAR BANCORP, INC.



                                            By:      \s\ Robert DeMane
                                            Name:    Robert DeMane
                                            Title:   President and Chief
                                                       Executive Officer


                                            DOLLAR SAVINGS BANK



                                            By:      \s\ Robert DeMane
                                            Name:    Robert DeMane
                                            Title:   President and Chief
                                                       Executive Officer


                                            THE SELLING SHAREHOLDERS


                                            By:      \s\ Robert DeMane
                                            Name:    Robert DeMane
                                            Title:   Attorney-in-Fact


CONFIRMED AND ACCEPTED, as of the date first above written:

NATIONAL SECURITIES CORPORATION


By:      \s\ Steven Rothstein
Name:    Steven Rothstein
Title:   Chairman of the Board

                                                                      APPENDIX A






















                             DEALER MANAGER WARRANT

         NEITHER THIS WARRANT NOR THE SHARES OF COMMON STOCK ISSUABLE UPON THE EXERCISE HEREOF HAVE BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT"). THE HOLDER HEREOF, BY ITS ACCEPTANCE HEREOF, AGREES FOR THE BENEFIT OF THE COMPANY THAT THIS WARRANT MAY BE OFFERED, SOLD OR OTHERWISE DISPOSED OF ONLY (1) TO THE COMPANY, (2) SO LONG AS THIS WARRANT IS ELIGIBLE FOR RESALE PURSUANT TO RULE 144A UNDER THE SECURITIES ACT ("RULE
144A"), TO A PERSON WHOM THE SELLER REASONABLY BELIEVES IS A "QUALIFIED INSTITUTIONAL BUYER," AS DEFINED IN RULE 144A, THAT IS PURCHASING FOR ITS OWN ACCOUNT OR FOR THE ACCOUNT OF A QUALIFIED INSTITUTIONAL BUYER TO WHOM NOTICE IS GIVEN THAT THE SALE OR OTHER DISPOSITION IS BEING MADE IN RELIANCE ON RULE 144A,
(3) PURSUANT TO AN EXEMPTION FROM REGISTRATION IN ACCORDANCE WITH RULE 144 UNDER THE SECURITIES ACT (IF AVAILABLE), (4) TO AN "ACCREDITED INVESTOR" AS DEFINED IN RULE 501 UNDER THE SECURITIES ACT ("ACCREDITED INVESTOR"), THAT IS ACQUIRING THIS WARRANT FOR ITS OWN ACCOUNT OR FOR THE ACCOUNT OF ANOTHER ACCREDITED INVESTOR FOR INVESTMENT PURPOSES AND NOT FOR DISTRIBUTION IN VIOLATION OF THE SECURITIES ACT, IF A SIGNED CERTIFICATION LETTER (A FORM OF WHICH MAY BE OBTAINED FROM THE COMPANY) IS DELIVERED BY THE TRANSFEREE TO THE COMPANY OR (5) PURSUANT TO AN EFFECTIVE REGISTRATION STATEMENT UNDER THE SECURITIES ACT, IN EACH CASE IN ACCORDANCE WITH ANY APPLICABLE SECURITIES LAWS OF ANY STATE OF THE UNITED STATES, AND IN EACH CASE SUBJECT TO THE RIGHT OF THE COMPANY PRIOR TO ANY SUCH OFFER, SALE OR DISPOSITION PURSUANT TO CLAUSE (2), (3) OR (4) TO REQUIRE THE DELIVERY OF AN OPINION OF COUNSEL, CERTIFICATIONS AND/OR OTHER INFORMATION REASONABLY SATISFACTORY TO THE COMPANY.


                                        Void After 5:00 p.m., Eastern Time,
                                               on ________ __, 2005


No. 1

                              DOLLAR BANCORP, INC.

                Warrant to Purchase ______ Shares of Common Stock
                             (Subject to Adjustment)


         THIS CERTIFIES THAT, FOR VALUE RECEIVED, National Securities Corporation or its registered assigns (the "Holder"), is entitled to purchase from Dollar Bancorp, Inc. (the "Company"), subject to the terms and conditions set forth hereinafter, _______ fully paid and nonassessable shares of the Common Stock, $0.01 par value per share, of the Company (the "Common Stock") at an exercise price of $2.00 per share upon surrender of this Warrant to the Company at the Company's principal office in Newark, New Jersey with the form of election to purchase attached to this Warrant duly completed and signed, together (except in the case of a cashless exercise, as set forth below) with payment of the exercise price by wire transfer or other payment of immediately available funds. The exercise price and the number of shares of Common Stock for which this Warrant is exercisable are subject to change or adjustment upon the occurrence of certain events as set forth below.

Section 1.        Duration and Exercise of Warrants.

         1.1 (a) This Warrant may be exercised on or after _________, 2000 and will expire at 5:00 p.m., Eastern Time, on __________, 2005 (the "Expiration Date"). On the Expiration Date, all rights evidenced by this Warrant shall cease and this Warrant shall become void.

                  (b) Subject to the provisions of this Warrant, the registered Holder of this Warrant shall have the right to purchase from the Company (and the Company shall issue and sell to such registered Holder) the number of fully paid and nonassessable shares of Common Stock set forth on the face of this Warrant (or such number of shares of Common Stock as may result from adjustments made from time to time as provided herein), at the price of $2.00 per share in lawful money of the United States of America (such exercise price per share, as adjusted from time to time as provided herein, being referred to herein as the "Exercise Price"), upon (i) surrender of this Warrant to the Company at the Company's principal office in Newark, New Jersey with the exercise form attached hereto duly completed and signed by the registered Holder or Holders thereof, and (ii) except in the case of a cashless exercise, as set forth in Section 1.1(c) below, payment by wire transfer or other payment of immediately available funds, in lawful money of the United States of America, of the Exercise Price for the shares of Common Stock in respect of which this Warrant is then exercised (and any applicable transfer taxes pursuant to Section 2 hereof). Upon surrender of this Warrant, and payment of the Exercise Price as provided above (except in the case of a cashless exercise), the Company shall promptly issue and cause to be delivered to or upon the written order of the registered Holder of this Warrant and in such name or names as such registered holder may designate, a certificate or certificates for the number of shares of Common Stock so purchased upon the exercise of this Warrant, together with payment in respect of any fraction of a share of Common Stock issuable upon such surrender pursuant to Section 11 hereof.

                  (c) Notwithstanding the provisions governing the exercise of this Warrant set forth in Section 1.1(b) above, the registered Holder of this Warrant may exercise this Warrant without paying the applicable Exercise Price upon surrender of this Warrant to the Company at the

Company's principal office in Newark, New Jersey with the exercise form attached hereto duly completed and signed by the registered Holder or Holders thereof. In such event, the Holder will receive upon exercise the number of shares of Common Stock otherwise issuable upon such exercise, less the number of shares of Common Stock having an aggregate Current Market Price (as defined herein) on the date of exercise equal to the Exercise Price multiplied by the number of shares of Common Stock for which this Warrant is being exercised and/or by delivery to the Company by the Holder of the number of shares of Common Stock having an aggregate Current Market Price on the date of exercise equal to the Exercise Price multiplied by the number of shares of Common Stock for which this Warrant is being exercised.

         For purposes of this Warrant, the term "Current Market Price" shall mean (i) if the shares of Common Stock are traded on the Nasdaq National Market ("NNM") or on a national securities exchange, the per share closing price of the shares of Common Stock on the date of exercise of this Warrant or (ii) if the shares of Common Stock are traded in the over-the-counter market and not in the NNM or a national securities exchange, the average of the per share closing bid prices of the shares of Common Stock during the thirty (30) consecutive trading days immediately preceding the date in question, as reported by the Nasdaq SmallCap Market (or an equivalent generally accepted reporting service if quotations are not reported on the Nasdaq SmallCap Market). The closing price referred to in clause (i) above shall be the last reported sale price or, in case no such reported sale takes place on such day, the average of the reported closing bid and asked prices, in either case in the NNM or on the principal stock exchange on which the shares of Common Stock are then listed. For purposes of clause (ii) above, if trading in the shares of Common Stock is not reported by the Nasdaq SmallCap Market, the bid price referred to in said clause shall be the lowest bid price as reported in the Nasdaq Electronic Bulletin Board or, if not reported thereon, as reported in the "pink sheets" published by Nasdaq, and if the shares of Common Stock are not so reported, shall be determined by the price of a share of Common Stock determined by the Company's Board of Directors in good faith.

                  (d) The exercise of this Warrant shall be deemed to have been effected immediately prior to the close of business on the Business Day (as defined in Section 17 hereof) on which the Holder surrenders this Warrant to the Company and payment of the Exercise Price (and any applicable transfer taxes pursuant to Section 2 hereof) is made, and at such time the person in whose name any certificate for shares of Common Stock shall be issuable upon such exercise shall be deemed to be the record holder of such shares of Common Stock for all purposes.

         1.2 In the event that less than all of the shares of Common Stock represented by this Warrant are exercised on or prior to the Expiration Date, a new Warrant, duly executed by the Company, will be issued for the remaining number of shares of Common Stock exercisable pursuant to the Warrant so surrendered, and the Company shall deliver the required new Warrant pursuant to the provisions of this Section 1.

         1.3 The number of shares of Common Stock to be received upon the exercise of this Warrant and the Exercise Price are subject to adjustment from time to time as hereinafter set forth.

Section 2.        Payment of Taxes.

         The Company will pay all stamp transfer and other similar taxes payable in connection with the original issuance of this Warrant and the shares of Common Stock issuable upon exercise thereof, provided, however, that the Company shall not be required to (i) pay any such tax which may be payable in respect of any transfer involving the transfer and delivery of this Warrant or the issuance or delivery of certificates for shares of Common Stock issuable upon exercise thereof in a name other than that of the registered Holder of this Warrant or
(ii) issue or deliver any certificate for shares of Common Stock upon the exercise of this Warrant until any such tax required to be paid under clause (i) shall have been paid, all such tax being payable by the holder of this Warrant at the time of surrender.

Section 3.        Mutilated or Missing Warrants.

         In case this Warrant shall be mutilated, lost, stolen or destroyed, the Company will issue and deliver in exchange and substitution for and upon cancellation of, the mutilated Warrant, or in substitution for the lost, stolen or destroyed Warrant, a new Warrant of like tenor evidencing the number of shares of Common Stock purchasable upon exercise of the Warrant so mutilated, lost, stolen or destroyed, but only upon receipt of evidence satisfactory to the Company of such loss, theft or destruction of such Warrant and an indemnity, if requested, reasonably satisfactory to it. Any such new Warrant shall constitute an original contractual obligation of the Company, whether or not the allegedly lost, stolen, mutilated or destroyed Warrant shall be at any time enforceable by anyone.

Section 4.        Reservation of Warrant Shares.

         The Company shall at all times reserve for issuance and delivery upon exercise of this Warrant such number of shares of Common Stock or other shares of capital stock of the Company as from time to time shall be issuable upon exercise of this Warrant. All such shares shall be duly authorized and, when issued upon such exercise, shall be validly issued, fully paid and nonassessable, free and clear of all liens, security interests, charges and other encumbrances and free and clear of all preemptive rights. After 5:00 p.m., Eastern Time, on the Expiration Date, no shares of Common Stock shall be subject to reservation in respect of this Warrant.

Section 5.        Restrictions on Transfer; Registration Rights.

         Neither this Warrant nor the shares of Common Stock issuable upon exercise thereof may be sold, transferred or otherwise disposed of, except in accordance with and subject to the provisions of the Securities Act of 1933, as amended (the "Securities Act"), and the rules and regulations promulgated thereunder. The Holder shall have the right to register, in connection with any public offering by the Company (other than a registration statement filed by the Company on Form S-4 or Form S-8 or any respective successor forms thereto) all of the shares of Common Stock issued pursuant to this Warrant ("Registrable Securities"). In the event the Company proposes to register any of its securities in connection with a public offering, it will give written notice to the Holder, at least thirty (30) days prior to the filing of a registration statement, of its intention to do so. Upon the written request of the Holder given within fifteen (15) days after receipt of any such notice of the Holder's desire to have its Registrable Securities included in such registration statement, the Company shall afford such Holder the opportunity to have such Holder's Registrable Securities registered under such registration. Notwithstanding the foregoing, the Company shall have the right at any time after it shall have given written notice (irrespective of whether a written request for inclusion of any such Registrable Securities shall have been made) to elect not to file any such proposed registration statement, or to withdraw the same after the filing but prior to the effective date thereof. The registration rights provided hereunder shall expire at such time as all of the Holder's Registrable Securities (other than Registrable Securities held by affiliates of the Company) are saleable without volume limitations pursuant to Rule 144 of the Securities Act.

Section 6.        Rights and Liability of Warrant Holder.

         The Holder of this Warrant shall not, by virtue thereof, be (i) entitled to any rights of a stockholder of the Company, either at law or in equity, and the rights of such holder are limited to those expressed herein, or
(ii) subject to any liability as a stockholder of the Company.

Section 7.        Adjustments of Exercise Price and Number of Shares of Common
                  Stock.

         The Exercise Price and the number and kind of shares of Common Stock issuable upon the exercise of this Warrant will be subject to change or adjustment from time to time as set forth in this Section 7. In the event of any change in the Common Stock by reason of a stock dividend, stock split (including a reverse stock split), split-up, recapitalization, combination, exchange of shares or similar transaction, the type and number of shares or securities subject to this Warrant and the Exercise Price thereof shall be adjusted appropriately, and proper provision shall be made in the agreements governing such transactions so that the Holder of this Warrant shall receive, upon exercise of this Warrant, the number and class of shares or other securities or property that the Holder of this Warrant would have received in respect of the Common Stock if this Warrant had been exercised immediately prior to such event, or the record date therefor, as applicable.

Section 8.        Reorganizations and Asset Sales.

         If any capital reorganization or reclassification of the capital stock of the Company, or consolidation or merger of the Company with another corporation, or the sale of all or substantially all of its assets to another corporation shall be effected in such a way that holders of Common Stock shall be entitled to receive stock, securities or assets with respect to or in exchange for Common Stock, then, as a condition of such reorganization, reclassification, consolidation, merger or sale, lawful and adequate provision shall be made whereby the Holder of this Warrant shall thereafter have the right to purchase and receive, upon the basis and upon the terms and conditions specified in this Warrant and in lieu of the shares of Common Stock immediately theretofore purchasable and receivable upon the exercise of the rights represented hereby, such shares of stock, securities or assets as may be issued or payable with respect to or in exchange for a number of shares of such stock immediately theretofore purchasable and receivable upon the exercise of the rights represented hereby had such reorganization, reclassification, consolidation, merger or sale not taken place, and in any such case appropriate provision shall be made with respect to the rights and interests of the Holder of this Warrant to the end that the provisions hereof (including without limitation provisions for adjustments of the Exercise Price and of the number of shares purchasable upon the exercise of this Warrant) shall thereafter be applicable, as nearly as may be, in relation to any shares of stock, securities or assets thereafter deliverable upon the exercise hereof. The Company shall not effect any such consolidation, merger or sale, unless prior to the consummation thereof the successor corporation (if other than the Company) resulting from such consolidation or merger or the corporation purchasing such assets shall assume, by written instrument executed and mailed by first class mail, postage prepaid, to the Holder hereof at the last address of such Holder appearing on the register maintained by the Company, the obligation to deliver to such Holder such shares of stock, securities or assets as, in accordance with the foregoing provisions, such Holder may be entitled to purchase.

Section 9.        Notice of Adjustment.

         Whenever the number of shares of Common Stock or other stock or property issuable upon the exercise of this Warrant is adjusted, as herein provided, the Company shall promptly mail by first class mail, postage prepaid, to the Holder at the last address of such Holder appearing on the register maintained by the Company, notice of such adjustment or adjustments. In addition, the Company at its sole expense shall within 90 calendar days following the end of each fiscal year of the Company during which this Warrant remains outstanding and an adjustment has occurred, and promptly upon the request of the Holder of this Warrant in connection with the exercise thereof, cause to be delivered to the Holder a certificate of the chief financial officer of the Company setting forth the number of shares of Common Stock or other stock or property issuable upon the exercise of this Warrant after such adjustment, setting forth a brief statement of the facts requiring such adjustment and setting forth the computation by which such adjustment was made.

Section 10.       Statement of Warrants.

         This Warrant may continue to express the same number and kind of shares which may be purchased upon exercise hereof as are stated in the Warrant initially issued or any substitute Warrant issued therefor, notwithstanding any adjustment in the Exercise Price and/or in the number or kind of shares issuable upon exercise of this Warrant. In the event of any such adjustment, the Company will, at its expense, promptly upon the Holder's surrender of this Warrant to the Company, execute a new Warrant or Warrants stating the Exercise Price and the number and kind of shares issuable upon exercise of this Warrant.

Section 11.       Fractional Interest.

         The Company shall not be required to issue fractional shares of Common Stock on the exercise of this Warrant. If more than one Warrant shall be presented for exercise at the same time by the Holder, the number of full shares of Common Stock which shall be issuable upon such exercise shall be computed on the basis of the aggregate number of shares of Common Stock acquirable on exercise of the Warrants so presented. If any fraction of a share of Common Stock would, except for the provisions of this Section 11, be issuable on the exercise of any Warrant (or specified portion thereof), the Company shall pay an amount in cash calculated by it to be equal to the then current market price per share multiplied by such fraction computed to the nearest whole cent. The Holder by his acceptance of this Warrant expressly waives any and all rights to receive any fraction of a share of Common Stock or a stock certificate representing a fraction of a share of Common Stock.

Section 12.       Entire Agreement.

         This Warrant constitutes the full and entire understanding and agreement among the parties with regard to the subject matter hereof and no party shall be liable or bound to any other party in any manner by any representations, warranties, covenants or agreements except as specifically set forth herein or therein.

Section 13.       Successors and Assigns.

         13.1 All covenants and provisions of this Warrant by or for the benefit of the Company or the holder of this Warrant shall bind and inure to the benefit of their respective successors, assigns, heirs and personal representatives.

         13.2 Subject to the requirements of Section 5 of this Warrant, this Warrant is assignable, in whole or in part, without charge to the holder hereof upon surrender of this Warrant with a properly executed assignment at the principal office of the Company. Upon any partial assignment, the Company will at its expense issue and deliver to the holder hereof a new Warrant of like tenor, in the name of the holder hereof, which shall be exercisable for such number of shares of Common Stock (or any shares of stock or other securities at the time issuable upon exercise of this Warrant) which were not so assigned. Except as provided in this Section 13.2, this Warrant may not be assigned or transferred.

Section 14.       Termination.

         This Warrant shall terminate at 5:00 p.m., Eastern Time, on the Expiration Date or upon such earlier date on which all of this Warrant has been exercised.

Section 15.       Headings.

         The headings of sections of this Warrant have been inserted for convenience of reference only, are not to be considered a part hereof and shall in no way modify or restrict any of the terms or provisions hereof.

Section 16.       Amendments.

         This Warrant and any term hereof may be changed, waived, discharged or terminated only by an instrument in writing signed by the Company and the Holder of this Warrant.

Section 17.       Notices.

         All notices, demands and other communications provided for or permitted hereunder shall be made in writing by hand-delivery, registered first-class mail, telex, telecopier, or air courier guaranteeing overnight delivery:

                  (a) if to the Holder of this Warrant, at the address set forth on the register of the Warrants maintained by the Company, or at such other address as the holder of this Warrant shall have furnished to the Company in writing;

                  (b) if to the Company, initially at 893 Franklin Avenue, Newark, New Jersey 07107, and thereafter at such other address, notice of which is given in accordance with the provisions of this Section 17.

         All such notices and communications shall be deemed to have been duly given: at the time delivered by hand, if personally delivered; five Business Days after being sent by certified mail, return receipt requested, if mailed; when answered back, if telexed; when receipt is acknowledged, if telecopied; and on the next Business Day if timely delivered to an air courier guaranteeing overnight delivery. For purposes of this Warrant, a "Business Day" means any day except a Saturday, Sunday or other day on which commercial banks in the State of California are authorized by law to close.

Section 18.       Benefits of This Warrant.

         Nothing in this Warrant shall be construed to give to any person or corporation, other than the Company and the registered holder of this Warrant, any legal or equitable right, remedy or claim under this Warrant, it being intended that this Warrant shall be for the sole and exclusive benefit of the Company and the registered holder thereof.

Section 19.       Governing Law.

         This Warrant shall be governed by and construed in accordance with the laws of the State of Delaware.



         IN WITNESS WHEREOF, the Company has caused this Warrant to be executed by its duly authorized officer.


Dated: ________ __, 2000          DOLLAR BANCORP, INC.



                                  By:
                                  Name:    Robert DeMane
                                  Title:   President and Chief Executive Officer

                              ELECTION TO PURCHASE

                                 Dated: ________

         The undersigned hereby irrevocably exercises this Warrant to purchase _______ shares of Common Stock and either (i) makes payment of $_______ in payment of the Exercise Price thereof or (ii) complies with the cashless exercise procedure set forth herein, in either case on the terms and conditions specified in this Warrant, surrenders this Warrant and all right, title and interest herein to the Company and directs that the shares of Common Stock deliverable upon the exercise of this Warrant be registered in the name and at the address specified below and delivered thereto.


Name:________________________________________________________________
                       (Please Print)

Address:_____________________________________________________________

City, State and Zip Code:____________________________________________

If such number of shares of Common Stock is less than the aggregate number of shares of Common Stock purchasable hereunder, the undersigned requests that a new Warrant representing the balance of such shares of Common Stock be registered in the name and at the address specified below and delivered thereto.


Name:________________________________________________________________
                        (Please Print)

Address:_____________________________________________________________

City, State and Zip Code:____________________________________________

Taxpayer Identification or Social Security Number:___________________


         Signature:______________________________


Note: The above signature must correspond with the name as written upon the face of this Warrant in every particular, without alteration or enlargement or any change whatsoever.

                                                                      APPENDIX C

                 FORM OF OPINION OF COUNSEL TO COMPANY AND BANK

         (a) The Company has been duly incorporated and is validly existing as a corporation in good standing under the laws of the State of Delaware and has full power and authority to own or lease all of its properties and assets and to carry on its business as now conducted and is duly licensed or qualified to do business and is in good standing in each jurisdiction in which its ownership or leasing of property or the conduct of its business requires such qualification, except where the failure to be so licensed, qualified or in good standing would have a Material Adverse Effect;

         (b) The Bank is the only direct or indirect Subsidiary of the Company, all the capital stock of which is owned by the Company. The Bank is a federally-chartered savings bank that has been duly incorporated and is validly existing as a corporation under the laws of the United States with full power and authority to own or lease all of its properties and assets and to carry on its business as now conducted and is duly licensed or qualified to do business and is in good standing in each jurisdiction in which its ownership or leasing of property or the conduct of its business requires such qualification, except where the failure to be so licensed, qualified or in good standing would have a Material Adverse Effect;

         (c) The Dealer Manager Agreement, the Purchase and Sale Agreement and each of the applicable Related Agreements have been duly authorized, executed and delivered by the Company and the Bank; the Company and the Bank have the corporate power and authority to perform each of their respective obligations under the Dealer Manager Agreement, the Purchase and Sale Agreement and each of the applicable Related Agreements; and the Dealer Manager Agreement, the Purchase and Sale Agreement and each of the applicable Related Agreements constitute valid and binding obligations of the Company and the Bank enforceable against the Company and the Bank in accordance with their terms, except as rights to indemnity and contribution thereunder may be limited under applicable law, and subject to bankruptcy, fraudulent conveyance, insolvency, moratorium, reorganization or other laws heretofore or hereafter enacted relating to or affecting the rights of creditors generally, and by equitable principles limiting the right to obtain specific performance or other similar equitable relief (regardless of whether such enforceability is considered in a proceeding in equity or at law);

         (d) The execution and delivery by the Company and the Bank of, and the full and timely performance by the Company and the Bank of each of their respective obligations under the Dealer Manager Agreement, the Purchase and Sale Agreement and each of the applicable Related Agreements do not conflict with or constitute a breach of, or a default under (i) the Certificate of Incorporation or Federal Stock Charter, as the case may be, or the Bylaws, of the Company or the Bank (ii) any obligations, agreement, indenture, bond, debenture, note, instrument or other evidence of indebtedness to which the Company or the Bank is a party or as to which any of their respective assets are subject, or (iii) any law, ordinance, order, license, rule or other regulation or demand of any court or governmental agency, arbitration panel or authority applicable to the Company or the Bank, except, in the case of clauses (ii) and (iii) above, for such conflicts, breaches or defaults which would not, individually or in the aggregate, have a Material Adverse Effect. The opinion set forth in clause (iii) of the preceding sentence are limited to the Delaware General Corporation Law,

Federal and State banking and securities laws, ordinances, orders, licenses, rules or regulations, and are made in reliance on the representations and warranties of the Purchasers contained in Section 3.3 of the Purchase and Sale Agreement.

         (e) Except for compliance with applicable Federal and State securities laws in connection with the Dealer Manager Agreement, no consent, approval, order or other authorization of any governmental, administrative or regulatory body or agency is legally required by or on behalf of the Company or the Bank in connection with the execution, delivery and performance of the Dealer Manager Agreement and each of the Related Agreements to which the Company or the Bank is a party. The opinion set forth in the preceding sentence, insofar as it relates to Federal and State securities and banking laws and regulations, are made in reliance on the representations and warranties of the Purchasers contained in
Section 3.3 of the Purchase and Sale Agreement;

         (f) As of the date of the Dealer Manager Agreement, there were _________ shares of Common Stock of the Company issued and outstanding and no shares of Preferred Stock outstanding. As of the date hereof, as a result of a stock split effected immediately prior to the Closing, there are __________ shares of Common Stock issued and outstanding, 2,000,000 of which shares are being transferred and sold by the Selling Shareholders to the Purchasers in accordance with the terms of the Purchase and Sale Agreement and the Dealer Manager Agreement. As of the date hereof, all outstanding shares of Common Stock have been duly authorized and validly issued and are fully paid and nonassessable and none of the outstanding shares of Common Stock has been issued in violation of the pre-emptive rights of any Person. Except with respect to the Dealer Manager Warrant, there are no Stock Equivalents authorized, issued or outstanding with respect to the Capital Securities of the Company as of the date hereof.

         (g) The Dealer Manager Warrant issued to the Dealer Manager in connection with the Closing and the shares of Common Stock to be issued upon exercise of the Dealer Manager Warrant have each been authorized by all necessary corporate action on the part of the Company. When the Warrant is delivered to the Dealer Manager at the Closing, the Dealer Manager Warrant will be duly authorized, validly issued, fully paid and nonassessable and shall constitute a valid and binding obligation of the Company, enforceable against the Company in accordance with its terms. When the Common Stock is issued pursuant to the exercise of the Dealer Manager Warrant against payment therefore as provided in the Dealer Manager Warrant, such Common Stock will be duly authorized, validly issued, fully paid and nonassessable, and the issuance of the Common Stock will not be in violation of the pre-emptive rights of any Person.

         (h) There are no actions, suits, investigations or legal proceedings pending against, or to our knowledge threatened against, the Company or the Bank or their respective properties before any court or governmental body or agency which would reasonably be expected to have a Material Adverse Effect or which in any manner challenges the legality, validity or enforceability of the Dealer Manager Agreement, any of the Related Agreements or the Common Stock, or which would reasonably be expected to materially impair the ability or obligation of the Company to perform fully on a timely basis its obligations under the Dealer Manager Agreement, or the Company to perform fully on a timely basis their obligations under any Related Agreement to which it is a party.

         (i) To our knowledge, each of the Company and the Bank has all permits, licenses, certificates of authority, orders and approvals of, and has made all filings, applications and registrations with, Federal, State, local and foreign governmental or regulatory bodies that are necessary in order to permit it to carry on its business as it is presently being conducted and the absence of which could have a Material Adverse Effect; to our knowledge, all such permits, licenses, certificates of authority, orders and approvals are in full force and effect; and to our knowledge, no suspension or cancellation of any of the same is threatened;

         (j) To our knowledge, neither the Company nor the Selling Shareholders has, directly or indirectly, solicited any offer to buy or offered to sell in the United States or to any United States citizen or resident, any security which is or would be integrated with the sale of the Common Stock in a manner that would require the Common Stock to be registered under the Securities Act;

         (k) To our knowledge, neither the Company nor the Selling Shareholders has taken, directly or indirectly, any action designed to, or that might be reasonably expected to, cause or result in stabilization or manipulation of the price of the Common Stock;

         (l) To our knowledge, neither the Company, any of its affiliates (as such term is defined in Rule 501(b) under the Securities Act, "Affiliates"), the Selling Shareholders nor any person acting on its behalf (other than the Dealer Manager, as to whom no opinion is given) has engaged or will engage, in connection with the offering of the Common Stock, in any form of general solicitation or general advertising within the meaning of Rule 502(c) under the Securities Act;

         (m) It is not necessary in connection with the offer, sale and delivery of the Common Stock in the manner contemplated by the Dealer Manager Agreement and the Confidential Private Placement Memorandum to register the Common Stock under the Securities Act, as amended;

         (n) At the date of its issuance and as of the date hereof, the Confidential Private Placement Memorandum complied in all material respects with the applicable requirements of the Securities Act; and

         (o) No information has come to our attention that would lead us to believe that the Confidential Private Placement Memorandum (except as the financial statements and schedules, notes to financial statements, financial tables, and other financial information and statistical data contained therein, as to which we express no view), as of its date, contained or, as of the date hereof contains, any untrue statement of a material fact or omitted or omits to state a material fact required to be stated therein, or necessary to make the statements made therein in light of the circumstances under which they are made, not misleading.

                                                                      APPENDIX D

                      INDEMNIFICATION FOR ADVISORY SERVICES

         Recognizing that transactions of the type contemplated by Article VIII of the Agreement sometimes result in litigation and that the Dealer Manager's role is advisory, the Company agrees to indemnify and hold harmless the Dealer Manager, its affiliates and their respective officers, directors, employees, agent and controlling persons (collectively, the "Indemnified Parties"), from and against any losses, claims, damages and liabilities, joint or several, related to or arising in any manner out of any transaction, proposal or any other matter (collectively, the "Matters") contemplated by Article VIII of the Agreement, and will promptly reimburse the Indemnified Parties for all expenses (including reasonable fees and expenses of legal counsel) as incurred in connection with the investigation of, preparation for, or defense of any pending or threatened claim related to or arising in any manner out of any Matter arising from the engagement of the Dealer Manager under Article VIII of the
Agreement, or any action or proceeding arising therefrom (collectively, "Proceedings"), whether or not such Indemnified Party is a formal party to any such Proceeding. Notwithstanding the foregoing, the Company shall not be liable in respect of any losses, claims, damages, liabilities or expenses that a court of competent jurisdiction shall have determined by final judgment resulted solely from the gross negligence or willful misconduct of an Indemnified Party. The Company further agrees that it will not, without the prior written consent of the Dealer Manager, settle, compromise or consent to the entry of any judgment in any pending or threatened Proceeding in respect of which indemnification may be sought hereunder (whether or not the Dealer Manager or any Indemnified Party is an actual or potential party to such Proceeding), unless such settlement, compromise or consent includes an unconditional release of the Dealer Manager and each other Indemnified Party hereunder from all liability arising out of such Proceeding.

         The Company agrees that if any indemnification or reimbursement sought hereunder were for any reason not to be available to any Indemnified Party or insufficient to hold it harmless as and to the extent contemplated hereunder, then the Company shall contribute to the amount paid or payable by such Indemnified Party in respect of losses, claims, damages and liabilities in such proportion as is appropriate to reflect the relative benefits to the Company and its stockholders on the one hand, and the Dealer Manager on the other, in connection with the Matters to which such indemnification or reimbursement relates or, if such allocation is not permitted by applicable law, not only such relative benefits but also the relative faults of such parties as well as any other equitable considerations. It is hereby agreed that the relative benefits to the Company and/or its stockholders and to the Dealer Manager with respect to the Dealer Manager's engagement pursuant to Article VIII of the Agreement shall be deemed to be in the same proportion as (i) the total value paid or received or to be paid or received by the Company and/or its stockholders pursuant to the Matters (whether or not consummated) for which the Dealer Manager is engaged to render services bears to (ii) the fees paid to the Dealer Manager in connection with such engagement. In no event shall the Indemnified Parties contribute or otherwise be liable for an amount in excess of the aggregate amount of fees actually received by the Dealer Manager pursuant to such engagement (excluding amounts received by the Dealer Manager as reimbursement of the expenses).

         The Company further agrees that no Indemnified Party shall have any liability (whether direct or indirect, in contract or tort or otherwise) to the Company for or in connection with the Dealer Manager's engagement pursuant to
Article VIII of the Agreement except for losses, claims, damages, liabilities or expenses that a court of competent jurisdiction shall have determined by final judgment resulted solely from the gross negligence or willful misconduct of such Indemnified Party. The indemnity, reimbursement and contribution obligations of the Company shall be in addition to any liability which the Company may otherwise have and shall be binding upon and inure to the benefit of any successors, assigns, heirs and personal representatives of the Company or an Indemnified Party.

         The indemnity, reimbursement and contribution provisions set forth herein shall remain operative and in full force and effect regardless of (i) any withdrawal, termination or consummation of or failure to initiate or consummate any Matter referred to herein, (ii) any investigation made by or on behalf of any party hereto or any person controlling (within the meaning of Section 15 of the Securities Act, as amended, or Section 20 of the Exchange Act) any party hereto, (iii) any termination or the completion or expiration of the Engagement Period and (iv) whether or not the Dealer Manager shall, or shall not be called upon to, render any formal or informal advice in the course of such engagement.

                                   EXHIBIT 13

                          ANNUAL REPORT TO SHAREHOLDERS

                  SELECTED FINANCIAL INFORMATION AND OTHER DATA


         Set forth below are selected financial and other data of Dollar Bancorp, Inc. (the "Company"), or prior to October 20, 1999, Dollar Savings Bank (the "Bank"). The selected financial and other data does not purport to be complete and is qualified in its entirety by reference to the detailed information and Consolidated Financial Statements and Notes thereto presented elsewhere in this Annual Report.


                                                                                          At March 31,
                                                                ----------------------------------------------------
                                                                      2000                1999              1998
                                                                ----------------    -------------       ------------
                                                                                  (In Thousands)
Selected Financial Condition Data:

Total assets                                                      $    10,223       $       9,464       $     9,201
Loans receivable, net                                                   5,973               6,231             6,368
Mortgage backed securities                                                 21                  29                35
Deposits                                                                8,611               7,902             7,675
Stockholders' equity                                                    1,485               1,410             1,268



                                                                                            At March 31,
                                                                  --------------------------------------------------
                                                                        2000              1999              1998
                                                                  --------------    -------------       ------------
                                                                                  (In Thousands)
Selected Operations Data:

Total interest income                                             $       735       $         757       $       773
Total interest expense                                                    246                 240               225
                                                                  -----------       -------------       -----------
         Net interest income                                              489                 517               548
Provision for loan losses                                                  19                  83                 -
                                                                  -----------       -------------       -----------
Net interest income after provision for loan losses                       470                 434               548
Non-interest income                                                        43                  59                67
Non-interest expense                                                      438                 351               461
                                                                  -----------       -------------       -----------
Income before income taxes                                                 75                 142               154
Income tax provision                                                        -                   -                 -
                                                                  -----------       -------------       -----------
Net income                                                        $        75       $         142       $       154
                                                                   ==========        ============        ==========





                                                                                             At March 31,
                                                                  -------------------------------------------------
                                                                        2000              1999              1998
                                                                  --------------    -------------       -----------

Selected Financial Ratios and Other Data:

Performance Ratios:
  Return on assets (ratio of net income to average total assets)........   0.74%            1.48%             1.67%
  Return on equity (ratio of net income to average equity)..............   5.19%           10.54%            16.52%
  Net interest rate spread during the period............................   5.16%            5.76%             6.09%
  Net interest margin (1)...............................................   5.36%            5.99%             6.33%
  Ratio of non-interest expense to average total assets.................   4.35%            3.67%             5.00%
  Ratio of avg interest-earning assets to avg int-bearing liabilities    107.45%          108.34%           109.62%

Asset Quality Ratios:
  Nonperforming assets to total assets at end of period.................   9.12%            4.34%             4.13%
  Allowance for loan losses to non-performing loans.....................  53.42%          105.11%            91.58%
  Allowance for loan losses to total loans outstanding..................   5.44%            6.47%             5.17%

Capital Ratios:
  Stockholders' equity to total assets at end of period.................  14.53%           14.90%            13.78%
  Average stockholders' equity to average assets........................  14.36%           14.06%            10.10%

Other Data:
  Number of full-service offices........................................        1              1                 1

(1)  Net interest income divided by average interest earning assets

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

         The earnings of the Company depend in part on its level of net interest income, which is the difference between interest earned on the Company's interest-earning assets, consisting primarily of loans receivable and, to a lesser extent, interest-bearing deposits at other institutions, and the interest paid on interest-bearing liabilities, which consist of savings deposits. Net interest income is a function of the Company's interest rate spread, which is the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities, as well as a function of the average balance of interest-earning assets as compared to interest-bearing liabilities. The Company's earnings also are affected by its level of noninterest income, including loan fees and service charges, and noninterest expense, including salaries and employee benefits, occupancy expense, charges to income associated with the declining property values, equipment costs, losses on the sale of nonperforming loans and real estate owned, deposit insurance premiums and other noninterest expenses (consisting of professional fees, examination fees, telephone, postage, advertising, supplies and insurance premiums). Earnings of the Company also are affected significantly by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory authorities, which events are beyond the control of the Company.

Financial Condition

         Assets. Total assets increased $759,000, or 8.0%, to $10.2 million at March 31, 2000 from $9.5 million at March 31, 1999. The increase in total assets is primarily due to a $758,000 increase in cash and amounts due from depository institutions. The increase is due to an increase in deposits of $709,000.

         Liabilities. Total liabilities increased by $684,000, or 8.5%, to $8.7 million at March 31, 2000 from $8.1 million at March 31, 1999. Deposits increased by $709,000 from $7.9 million at March 31, 1999 to $8.6 million at March 31, 2000. Other liabilities decreased during the 2000 fiscal year from $95,000 to $67,000.

         Stockholders' equity. Stockholders' equity increased $75,000, or 5.3%, to $1.5 million at March 31, 2000 from $1.4 million at March 31, 1999. The increase is due to net income for the 2000 fiscal year of $75,000.

         Net Interest Income Analysis. The following table presents for the periods indicated the total dollar amount of interest income from average interest earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, expressed both in dollars and rates. No tax equivalent adjustments were made. All average balances are monthly average balance. Non-accruings loans have been included in the table as loans carrying a zero yield.

                                                 At March 31, 2000                      Years Ended March 31,
                                                 -----------------  ----------------------------------------------------------------
                                                                                  2000                              1999
                                                 -----------------  --------------------------------  ------------------------------
                                                                     Average   Interest                Average    Interest
                                                  Actual   Yield/  Outstanding  Earned/              Outstanding  Earned/
                                                 Balance    Cost     Balance     Paid    Yield/Cost    Balance     Paid   Yield/Cost
                                                 ------- --------- ----------- --------  ----------   ---------  -------- ----------
                                                                               (Dollars in Thousands)

 Interest-earning assets:
     Loans receivable (1)                      $   5,973    9.07 %  $  5,816   $   542     9.32 %   $   6,163   $   618    10.03 %
     Mortgage-backed securities                       21    9.52          24         2     8.33            32         3     9.38
     Other interest-earning                        3,222    5.93       3,276       191     5.83         2,441       136     5.57
                                                   -----               -----       ---                  -----       ---
          Total interest-earning assets (1)        9,216    7.98       9,116       735     8.06         8,636       757     8.77
 Non-interest earning assets                       1,007                 951                              942
                                                   -----                 ---                              ---
     Total assets                               $ 10,223            $ 10,067                        $   9,578
                                                  ======              ======                            =====

 Interest-bearing liabilities:
     Savings deposits                          $   5,318    1.94    $  5,187       103     1.99     $   4,684        92     1.96
     Certificate accounts                          3,293    4.34        3297       143     4.34         3,287       148     4.50
                                                   -----                ----       ---                  -----       ---
          Total interest-bearing liabilities       8,611    2.86       8,484       246     2.90         7,971       240     3.01
                                                                                   ---                              ---
     Non-interst-bearings liabilities                127                 137                              260
                                                     ---                 ---                              ---
          Total liabilities                        8,738               8,621                            8,231
 Stockholder's Equity                              1,485               1,446                            1,347
                                                   -----               -----                            -----
     Total liabilities and stockholder's equity $ 10,223            $ 10,067                        $   9,578
                                                  ======            ========                            =====

 Net interest income                            $    489                       $   489                          $   517
                                                     ===                           ===                              ===

 Net interest rate spread                                   5.12 %                         5.16 %                           5.76 %
                                                                                          =====                             ====
 Net yield on average interest-earning assets                                              5.36 %                           5.99 %
                                                                                          =====                             ====
 Average interest-earning assets to average
     interest-bearing liabilities                          107.03 %                      107.45 %                         108.34 %
                                                           ======                        ======                           ======

(1)Calculated net of deferred loan fees and loss reserves.

     Rate/Volume Analysis. The following table presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. It distinguishes between the changes related to outstanding balances and those due to the changes in interest rates. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to
(i) changes in volume (i.e., changes in volume multiplied by old rate); (ii) changes in rate (i.e., changes in rate multiplied by old volume); and (iii) changes in rate-volume (changes in rate multiplied by the change in volume).




                                                     Year Ended March 31,                          Year Ended March 31,
                                                         2000 vs. 1999                               1999 vs. 1998
                                         ------------------------------------------- -----------------------------------------------
                                                      Increase/(Decrease)                          Increase/(Decrease)
                                                           Due to                                        Due to
                                         ------------------------------------------- -----------------------------------------------
                                                                            Total                                      Total
                                                                          Increase                                    Increase
                                         Volume       Rate   Rate/Volume (Decrease)  Volume     Rate    Rate/Volume  (Decrease)
                                         ---------   -----   ----------- ---------- ---------   -----   -----------  ----------
                                                                                 (In Thousands)

Interest-earning assets:
     Loans receivable                    $    (35)  $   (44)   $     3   $    (76) $    (29)   $   (12)  $     (1)   $   (42)
     Mortgage backed-securities                (1)        -          -         (1)       (1)         1          -          -
     Other(1)                                  47         6          2         55        47        (21)         -         26
                                         ---------  -------    -------   --------   --------   --------  --------    -------
     Total interest earning assets:      $      11  $   (38)   $     5   $    (22) $     17    $   (32)  $     (1)   $   (16)
                                         =========  =======    =======   ========  =========   ========  ========    =======

     Interest-bearing liabilities:
     Savings deposits                    $      10  $     1   $      -   $     11  $    (13)   $     2   $      -    $   (11)
     Certificates accounts                       -       (5)         -         (5)       37        (11)         -         26
     Borrowings                                  -        -          -          -         -          -          -          -

     Total interest-bearing liabilities  $      10  $    (4)   $     -   $      6  $     24    $    (9)  $      -    $    15
                                          ========   ======    =======   ========  ========    =======   ========    =======

     Net change in interest income       $       1  $   (34)   $     5   $    (28) $     (7)   $   (23)  $     (1)   $   (31)
                                          ========   ======    =======   ========  ========    =======   ========    ========


(1) Includes dividends on Federal Home Loan Bank stock and interest on overnight deposits

Comparison of Operating Results for the Years Ended March 31, 2000 and 1999

         Net Income. The Company experienced a decrease in net income of $67,000 for the year ended March 31, 2000 to net income of $75,000 from net income of 142,000 for the year ended March 31, 1999. The decrease in net income resulted primarily from an increase in other expenses, including fees and expenses incurred for the formation of the Company. Interest income decreased slightly due to a slight decrease in loans receivable and a slight increase in nonperforming loans, and interest expense increased $6,000 due to an increase in deposits.

         Interest Income. Total interest income decreased $22,000, or 2.9%, to $735,000 for the year ended March 31, 2000 from $757,000 for the year ended March 31,1999. The decrease in interest income was attributable to a decrease in the average yield on interest earning assets to 8.06% from 8.77%. Interest income from loans receivable decreased $76,000, or 12.3%, to $542,000 from $618,000. The decrease in interest income from loans receivable was due to a decrease in the average yield to 9.32% from 10.03%. Interest income from other interest bearing assets (consisting of Federal Home Loan Bank ("FHLB") overnight deposits and certificates of deposit in other financial institutions) increased $55,000, or 40.4% to $191,000 from $136,000. The increase in interest income from other interest earning assets is attributable to a $835,000, or 34.2%, increase in the average balance of other interest earning assets to $3.3 million from $2.4 million and an increase in the average yield of such assets to 5.83% from 5.57%. The average balance of mortgage-backed securities decreased $8,000, or 25.0%, to $24,000 from $32,000, while the average yield on mortgage-backed securities decreased to 8.33% from 9.38%.

         Interest Expense. Total interest expense increased $6,000, or 2.5%, to $246,000 for the year ended March 31, 2000 from $240,000 for the year ended March 31, 1999. Interest paid on certificate accounts decreased $5,000 to $143,000 from $148,000. The average balance of certificate accounts increased by $10,000 to $3,297,000 from $3,287,000. The average cost of certificates of deposit decreased from 4.50% to 4.34%. Interest paid on savings deposits, which increased $11,000, or 12.0%, to $103,000 from $92,000 was partially offset by the decrease in interest paid on certificates of deposit. The increase in interest paid on savings deposits is primarily attributed to the increase in the average outstanding balance in savings deposits of $503,000, or 10.7%, to $5,187,000 for fiscal 2000 from $4,684,000 for fiscal 1999. The average cost of savings deposits remained relatively constant at 1.99% in fiscal 2000 compared to 1.96% in fiscal 1999.

         Provision for Loan Losses. The Company maintains an allowance for loan losses based upon management's periodic evaluation of known or inherent risks in the loan portfolio, the Company's past loss experience, level of delinquencies, adverse situations that may affect a borrower's ability to repay a loan, the estimated value of the underlying collateral and market conditions. The allowance for loan losses was $351,000 or 5.4%, of total loans at March 31, 2000 and $432,000, or 6.5%, of total loans at March 31, 1999. Loan loss provisions are charged against earnings. Nonperforming loans increased to $657,000 at March 31, 2000 from $411,000 at March 31, 1999. The increase in nonperfoming loans is primarily attributable to a single family residence on which the Bank held a loan which had a remaining balance of $278,000. Subsequent to March 31, 2000 the property was sold and the loan was paid in full. Loan loss provisions are based upon management's estimate of the fair value of the loan collateral, as applicable, and the Company's actual loan loss experience, as well as standards applied by the Office of Thrift Supervision ("OTS") and Federal Deposit Insurance Coproration ("FDIC"). For the year ended March 31, 2000 the Company established additional loan loss provisions of $19,000 and established $84,000 additional loan loss provisions for the year ended March 31, 1999. In the year ended March 31, 2000, the Bank foreclosed on another single family residence on which the Bank had carried had a loss provision of $100,000. In fiscal 2000, the Company's nonperforming assets as a percentage of total assets was 9.1% as compared to 4.3% for fiscal 1999.

         Management believes that the allowance for loan losses is at a level that is adequate to provide for estimated losses, however, there can be no assurance that further additions will not be made to the loss allowance or that such losses will not exceed the estimated amount.

         Net Interest Income. Net interest income decreased $28,000, or 5.4%, to $489,000 for fiscal 2000 from $517,000 for fiscal 1999. The net yield of the average interest-earning assets decreased to 5.36% from 5.99%. Average interest earning assets decreased to 107.45% of average interest bearing liabilities during fiscal 2000 from 108.34% for fiscal 1999.

         Non-interest Income. Non-interest income decreased by $16,000, or 27.1%, to $43,000 for the year ended March 31, 2000 from $59,000 for the year ended March 31, 1999. The decrease in noninterest income is primarily due to a $22,000 decrease in loan fees primarily related to loan referral fees received from a mortgage broker.

         Non-interest Expense. Non-interest expense increased $87,000, or 24.8%, to $438,000 for the year ended March 31, 2000 from $351,000 for the year ended March 31, 1999. Net occupancy expense of premises decreased $11,000 or 45.8% to $13,000 from $24,000. The decrease in net occupancy expense of premises is primarily due to a decrease in property taxes due to a tax appeal totaling $18,000 which includes a rebate from prior years of $5,000. Equipment costs increased slightly $1,000, or 16.7% to $7,000 from $6,000. Other non-interest expense (consisting of professional fees, examination fees, telephone, postage, advertising, supplies and insurance premiums) increased $84,000 to $191,000 for the year ended March 31, 2000 from $107,000 in the year ended March 31, 1999. The increase in other non interest expense is primarily due to an increase in legal fees of $82,000.

        Income Taxes. There was no income tax expense for fiscal 2000 and fiscal 1999. This is due to a net operating loss carryover from previous years.

Market Risk/Interest Rate Risk and Asset/Liability Management

         The ability to maximize net interest income is largely dependent upon achieving a positive interest rate spread that can be sustained during fluctuations in prevailing interest rates. Interest rate sensitivity is a measure of the difference between amounts of interest-earning assets and interest-bearing liabilities that either price or mature within a given period of time. The difference, or the interest rate repricing "gap," provides an indication of the extent to which an institution's interest rate spread will be affected by changes in interest rates over a period of time. A gap is considered positive when the amount of interest-earning assets maturing, or repricing over a specified period of time, exceeds the amount of interest-bearing liabilities maturing or repricing within that period and is considered negative when the amount of interest-bearing liabilities maturing or repricing over a specified period of time exceeds the amount of interest-earning assets maturing or repricing within that period. Generally, during a period of rising interest rates, a negative gap within a given period of time would adversely affect net interest income, while a positive gap within a given period of time would result in an increase in net interest income; during a period of declining interest rates, a negative gap within a giving period of time would result in an increase in net interest income, while a positive gap within a given period of time would have the opposite effect. A sustained rise in interest rates could have a negative impact on the Company's future net interest income.

         The Company,  like other  financial  institution  holding  company,  is subject to interest rate risk to the extent that its interest-bearing liabilities with short and intermediate-term maturities reprice more rapidly, or on a difference basis, that its interest-bearing assets. Management of the Company believes it is critical to manage the relationship between interest rates and the effect on the Company's net portfolio value ("NPV"). This approach calculates the difference between the present value of expected cash flows from assets and the present value of expected cash flows from liabilities. Management of the Company's assets and liabilities is done within the context of the marketplace, but also within limits established by the Board of Directors on the amount of change in NPV which is acceptable given certain interest rate changes.

         The Company has taken certain measures to reduce interest rate risk and protect it from the negative effect of increases in interest rates. The Company's current lending strategy is to emphasize the origination of five year balloon mortgage loans and to limit the term of one- to four-family residential loans to 10 years or less. During fiscal 2000, of the $1.0 million in loan originations, $515,000 were one year residential construction loans. The Company has originated commercial real estate and multi-family loans, which are typically of short duration and provide higher rates of interest than one- to four-family loans. At March 31, 1999, the Company's one year cumulative interest sensitivity gap as a percentage of total assets was 18.87%.

         Low cost deposits also limit interest rate risk and are considered a more stable source of funds than certificates of deposit or outside borrowings. The Company generally will not offer depositors certificates of deposit with terms exceeding two years.

         Finally, the Company maintains a significant percentage of its assets in cash and cash equivalents.

Net Portfolio Value

         In order to encourage association to reduce their interest rate risk, the OTS adopted a rule incorporating an interest rate risk ("IRR") component into the risk-based capital rules. The IRR component is a dollar amount that will be deducted from total capital for the purpose of calculating an institution's risk-based capital requirement and is measured in terms of the sensitivity of its NPV to changes in interest rates. NPV is the difference between incoming and outgoing discounted cash flows from assets, liabilities, and off-balance sheet contracts. An institution's IRR is measured as the change to its NPV as a result of a hypothetical 200 basis point change in market interest rates. A resulting change in NPV of more than 2% of the estimated market value of its assets will require the institution to deduct from its capital 50% of that excess change. The rules provide that the OTS will calculate the IRR component quarterly for each institution. The Bank, based on asset size and risk-based capital, has been informed by the OTS that it is exempt from this rule. Nevertheless, the following table presents the Bank's NPV at March 31, 2000, as calculated by the OTS, based on information provided to the OTS by the Bank.

      Change in
    Interest Rates                                                     March 31, 2000
   in Basis Points                                                   Net Portfolio Value
     (Rate Shock)                                    $ Amount            $ Change                % Change
     ------------                                    --------            --------                --------
                                                                  (Dollars in Thousands)
         300                                               2,128                 102                 5 %
         200                                               2,103                  72                 4 %
         100                                               2,071                  46                 2 %
         Static                                            2,025                   -                 -
         (100)                                             1,965                 -61                -3 %
         (200)                                             1,920                -105                -5 %
         (300)                                             2,006                 -19                -1 %


         Certain shortcomings are inherent in the method of analysis presented in both the computation of NPV and in the analysis presented in the prior tables setting forth the maturing and repricing of interest-earning assets and interest-bearing liabilities. Although certain assets and liabilities may have similar maturities or periods within which they will reprice, they may react differently to changes in market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market interest rates. Additionally, adjustable-rate mortgages have features which restrict changes in interest rates on a short-term basis and over the life of the asset. The proportion of adjustable-rate loans could be reduced in future periods if market interest rates would decrease and remain at lower levels for a sustained period, due to increased refinancing activity. Further, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in the table. Finally, the ability of many borrowers to service their adjustable-rate debt may decrease in the event of a sustained interest rate increase.

Liquidity and Capital Resources

         The Bank's primary sources of funds are deposits and principal and interest payments on loans. In the event that the Bank should require funds beyond its ability to generate them internally, additional sources of funds are available through the use of FHLB advances. In addition, the Bank maintains a significant level of its assets in cash and cash equivalents which is a readily available source of funds. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan repayments are more influenced by interest rates, general economic conditions and competition.

         Federal regulations require the Bank to maintain levels of liquid assets. The required percentage has varied from time to time based upon economic conditions and savings flows and is currently 4% of net withdrawable savings deposits and borrowings payable on demand in one year or less during the preceding calendar month. Liquid assets for purposes of this ratio include cash, certain time deposits, U.S. Government, government agency and other securities and obligations generally having remaining maturities of less than five years. The Bank's most liquid assets are cash and cash equivalents. The levels of these assets are dependent on the Bank's operating, financing, lending and investing activities during any given period. At March 31, 2000 and 1999 liquidity eligible assets totaled $3.6 million and $2.8 million, respectively. At those dates, the Bank's liquidity ratios were 41.5% and 35.7% respectively, all in excess of the 4% minimum regulatory requirement.

         The Bank uses its liquid resources principally to meet ongoing commitments, to fund maturing certificates of deposit and deposit withdrawals, to fund existing and future loan commitments, to maintain liquidity and to meet operating expenses. At March 31, 2000, the Bank had no outstanding commitments to extend credit.

         Management believes that loan repayments and other sources of funds will be adequate to meet the Bank's foreseeable liquidity needs.

         At March 31, 2000, the Bank had $3.3 million in certificates of deposit due within one year and $5.3. million in savings accounts. Based on past experience, management expects that most of the deposits will be retained or replaced by new deposits.

         The primary investment activities of the Bank are the origination of one-to four-family, commercial real estate, and loans secured by deposits. During the years ended March 31, 2000 and 1999, the Bank originated loans totaling $1.0 million and $1.3 million, respectively. These activities were funded primarily by deposits and principal repayments on loans.

Recent Accounting Developments

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In addition, certain provisions of this statement will permit, at the date of initial adoption of SFAS No. 133, the transfer of any held-to-maturity security into either the available-for-sale security or into the trading category and the transfer of any available-for-sale security into the trading category. Transfers from the held-to-maturity portfolio at the date of initial adoption will not call into question the entity's intent to hold other debt securities to maturity in the future. In June 1999, the FASB issued SFAS No. 137, an amendment to FASB Statement No. 133, which defers the effective date to periods beginning after June 15, 2000. The Company does not expect the adoption of SFAS to have a material impact on its financial statements.

Impact of Inflation and Changing Prices

         The Consolidated Financial Statements and Notes thereto presented herein have been prepared in accordance with GAAP, which generally require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Company's operations. Nearly all the assets and liabilities of the Bank are financial, unlike most industrial companies. As a result, the Company's performance is directly impacted by changes in interest rates, which are indirectly influenced by inflationary expectations. The Company's ability to match the interest sensitivity of its financial assets to the interest sensitivity of its financial liabilities in its asset/liability management may tend to minimize the effect of change in interest rates on the Company's performance. Changes in interest rates do not necessarily move to the same extent as changes in the price of goods and services. In the current increasing interest rate environment, liquidity and the maturity structure of the Company's assets and liabilities and critical to the maintenance of acceptable performance levels.

                        COMMON STOCK AND RELATED MATTERS

         Common Stock. There is no public trading market for the Company's Common Stock. As there are no market makers in the Company's Common Stock, there is no bid information. The last known trade in the Common Stock was for 3,300 shares at a price of $37.00 per share which occurred on May 31, 2000.

         As of March 31, 2000, the Company had 76,000 shares of Common Stock outstanding. As of such date the Company had 22 stockholders of record. This does not reflect the number of persons whose stock is in nominee or "street" name accounts through brokers.

         Dividends. The Company has never paid dividends on the Common Stock. The future payment of dividends will be subject to determination and declaration by the Board of Directors in its discretion, which will take into account the Company's financial condition and results of operations, tax consideration, industry standards, economic conditions, regulatory restrictions, general practices and other factors.

         OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to stockholders of another institution in a cash-out merger and other distributions charged against capital. A "well capitalized" institution can, after prior notice but without the approval of the OTS, make capital distributions during a calendar year in an amount up to 100 percent of its net income during the calendar year, plus its retained net income for the preceding two years. As of March 31, 2000 the Bank was a "well-capitalized" institution.

                             STOCKHOLDER INFORMATION


Annual Meeting

The Annual Meeting of Stockholders will be held at 3:00 p.m. on Friday, July 21, 2000, at the main office of Dollar Savings Bank, 893 Franklin Avenue, Newark, New Jersey 07107.



Officers and Directors

Robert DeMane, President, Chief Executive Officer and Director
David J. Breitkopf, Chairman of the Board
Susan Velardi, Vice President, Secretary and Director
Ira Geller, Director
Karin Meyer, Director
Alex Velto. Director



Special Counsel

Luse Lehman Gorman Pomerenk & Schick, P.C.
5335 Wisconsin Avenue, N.W.
Suite 400
Washington, DC 20015



Independent Auditors

Fontanella and Babitts
534 Union Boulevard
Totowa, New Jersey  07512



Annual Report on Form 10-KSB

A copy of the Company's Form 10-KSB for the fiscal year ended March 31, 2000 will be furnished without charge to stockholders as of record June 27, 2000, upon written request to Secretary, Dollar Bancorp, Inc., 893 Franklin Avenue, Newark, New Jersey 07107, or by calling (973) 483-0001.



Corporate Center

893 Franklin Avenue
Newark, New Jersey  07107

                       DOLLAR BANCORP, INC. AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS
                   (With Independent Auditors' Report Thereon)

                                 March 31, 2000

                       DOLLAR BANCORP, INC. AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS
                   (With Independent Auditors' Report Thereon)
                                 March 31, 2000
                          ----------------------------


                                      INDEX


                                                                        Page

Independent Auditors' Report                                             1

Consolidated Statements of Financial Condition
 as of March 31, 2000 and 1999                                           2

Consolidated Statements of Income for
 the Years Ended March 31, 2000 and 1999                                 3

Consolidated Statements of Stockholders' Equity
 as of March 31, 2000 and 1999                                           4

Consolidated Statements of Cash Flows for
 the Years Ended March 31, 2000 and 1999                               5 - 6

Notes to Financial Statements                                          7 - 21


                          INDEPENDENT AUDITORS' REPORT

Fontanella and Babitts
Certified Public Accountants                       534 Union Boulevard
                                                   Totowa Boro, New Jersey 07512
                                                   Tel: (973) 595-5300
                                                   Fax: (973) 595-5890

To The Board of Directors
Dollar Bancorp, Inc. and Subsidiary


We have audited the accompanying consolidated statements of financial condition of Dollar Bancorp, Inc. and Subsidiary (the "Corporation") as of March 31, 2000 and 1999, and the related statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dollar Bancorp, Inc. and Subsidiary, as of March 31, 2000 and 1999, and the results of their operations and cash flows for the years then ended, in conformity with generally accepted accounting principles.


                                       /s/ Fontanella and Babitts



May 17, 2000


                                        DOLLAR BANCORP, INC. AND SUBSIDIARY
                                  CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                                          March 31,
Assets                                                                                2000         1999
------                                                                             -----------  -------

Cash and amounts due from depository
 institutions                                                                      $   409,871  $   313,575
Interest-bearing deposits in other
 banks                                                                               3,165,806    2,504,860
                                                                                   -----------  -----------

      Total cash and cash equivalents (Note 1)                                       3,575,677    2,818,435

Mortgage-backed securities held to maturity,
 approximate fair value of $21,000 (2000) and
 $31,000 (1999) (Notes 1 and 2)                                                         20,879       28,863
Loans receivable, net (Notes 1 and 3)                                                5,972,866    6,231,435
Premises and equipment, net (Notes 1 and 4)                                            287,852      297,135
Real estate acquired in settlement of
 loans, net (Note 1)                                                                   275,175            -
Federal Home Loan Bank of New York stock,
 at cost                                                                                56,500       56,500
Refundable income taxes (Notes 1 and 7)                                                  2,273        3,290
Prepaid income tax (Notes 1 and 7)                                                       9,442        6,601
Other assets                                                                            22,612       22,067
                                                                                   -----------  -----------

      Total assets                                                                 $10,223,276  $ 9,464,326
                                                                                   ===========  ===========

Liabilities and stockholders' equity

Liabilities

Deposits (Note 5)                                                                  $ 8,610,553  $ 7,902,237
Advance payments by borrowers for taxes and
 insurance                                                                              60,261       57,556
Other liabilities                                                                       67,498       94,571
                                                                                   -----------  -----------

      Total liabilities                                                              8,738,312    8,054,364
                                                                                   -----------  -----------

Commitments and contingencies (Note 8)                                                       -            -

Stockholders' equity (Notes 6, 7 and 10)
--------------------

Preferred stock - par value $.01; 100,000 shares
 authorized; no shares issued or outstanding                                                 -            -
Common stock - par value $.01 (2000) $1.00 (1999);
 shares authorized 900,000 (2000) 76,000 (1999);
 shares issued 76,000                                                                      760       76,000
Additional paid in capital                                                             629,382      554,142
Retained earnings - substantially
 restricted                                                                            854,822      779,820
                                                                                   -----------  -----------

      Total stockholders' equity                                                     1,484,964    1,409,962
                                                                                   -----------  -----------

      Total liabilities and stockholders' equity                                   $10,223,276  $ 9,464,326
                                                                                   ===========  ===========


See notes to consolidated financial statements.



                                        DOLLAR BANCORP, INC. AND SUBSIDIARY
                                         CONSOLIDATED STATEMENTS OF INCOME

                                                                                               Year Ended
                                                                                                March 31,
                                                                                            2000        1999
Interest income:
   Loans                                                                                 $  541,923  $  618,042
   Mortgage-backed securities                                                                 2,038       2,813
   Other                                                                                    191,006     136,188
                                                                                         ----------  ----------

      Total interest income                                                                 734,967     757,043
                                                                                         ----------  ----------

Interest expense:
   Deposits:
      Savings                                                                               103,263      91,598
      Time                                                                                  142,457     148,199
                                                                                         ----------  ----------

      Total interest expense                                                                245,720     239,797
                                                                                         ----------  ----------

Net interest income                                                                         489,247     517,246
Provision for loan losses (Notes 1 and 3)                                                    19,412      83,588
                                                                                         ----------  ----------

Net interest income after provision for loan losses                                         469,835     433,658
                                                                                         ----------  ----------

Non-interest income:
   Loan fees and service charges                                                             23,337      44,894
   Other                                                                                     16,167      13,919
   Income from real estate operations                                                         3,634           -
                                                                                         ----------  ----------

      Total non-interest income                                                              43,138      58,813
                                                                                         ----------  ----------

Non-interest expenses:
   Salaries and employee benefits                                                           223,211     209,639
   Net occupancy expense of premises                                                         12,608      24,441
   Equipment                                                                                  6,574       5,617
   Federal insurance premium                                                                  4,227       4,659
   Other                                                                                    191,351     106,593
                                                                                         ----------  ----------

      Total non-interest expenses                                                           437,971     350,949
                                                                                         ----------  ----------

Income before income taxes                                                                   75,002     141,522
Income taxes (Notes 1 and 7)                                                                      -           -
                                                                                         ----------  ----------

      Net income                                                                         $   75,002  $  141,522
                                                                                         ==========  ==========

Basic and diluted earnings per share                                                     $      .99  $     1.86
                                                                                         ==========  ==========

Weighted average number of shares outstanding                                                76,000      76,000
                                                                                         ==========  ==========








See notes to consolidated financial statements.



                                        DOLLAR BANCORP, INC. AND SUBSIDIARY
                                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                             Additional
                                                Common        Paid in           Retained
                                                Stock         Capital           Earnings             Total
                                               -------       ---------         ----------         --------

Balance at March 31, 1998                      $76,000       $ 554,142         $  638,298         $1,268,440

Net income                                           -               -            141,522            141,522
                                               -------       ---------         ----------         ----------

Balance at March 31, 1999                       76,000         554,142            779,820          1,409,962

Formation of Holding Company
 (Note 10)                                     (75,240)                           75,240                    -

Net income                                           -               -             75,002             75,002
                                               -------       ---------         ----------         ----------

Balance at March 31, 2000                      $   760       $ 629,382         $  854,822         $1,484,964
                                               =======       =========         ==========         ==========





































See notes to consolidated financial statements.



                                        DOLLAR BANCORP, INC. AND SUBSIDIARY
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                             Year Ended
                                                                                              March 31,
                                                                                          2000        1999
Cash flows from operating activities:
   Net income                                                                          $   75,002  $  141,522
   Adjustments to reconcile net income (loss)
    to net cash provided by operating activities:
       Amortization of deferred loan fees                                                  (4,198)     (9,535)
       Depreciation of premises and equipment                                              12,881      13,569
       Provision for losses on loans                                                       13,012      83,588
       (Increase) decrease in other assets                                                   (545)      3,997
       Decrease (increase) in refundable income taxes                                       1,017      (5,413)
       Deferred income taxes                                                               (2,841)          -
       (Decrease) in other liabilities                                                    (27,073)    (97,725)
       (Decrease) in accrued interest
        payable on deposits                                                                (2,638)     (7,657)
                                                                                       ----------  ----------

       Net cash provided by operating activities                                           64,617     122,346
                                                                                       ----------  ----------

Cash flows from investing activities:
   Net (increase) decrease in loans receivable                                            (25,420)     62,217
   Principal repayments on mortgage-backed securities                                       7,984       6,283
   Proceeds from sales and other repayments of real
       estate acquired in settlement of loans                                                   -      16,520
   Purchase of equipment                                                                   (3,598)          -
                                                                                       ----------  ----------

      Net cash (used in) provided by investing activities                                 (21,034)     85,020
                                                                                       ----------  ----------

Cash flows from financing activities:
   Net increase in deposits                                                               710,954     235,131
   Increase (decrease) in advance payments by borrowers
       for taxes and insurance                                                              2,705      (7,829)
                                                                                       ----------  ----------

      Net cash provided by financing activities                                           713,659     227,302
                                                                                       ----------  ----------

Net increase in cash and cash equivalents                                                 757,242     434,668
Cash and cash equivalents, beginning                                                    2,818,435   2,383,767
                                                                                       ----------  ----------

Cash and cash equivalents, ending                                                      $3,575,677  $2,818,435
                                                                                       ==========  ==========














See notes to consolidated financial statements.



                                        DOLLAR BANCORP, INC. AND SUBSIDIARY
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                               Year Ended
                                                                                                March 31,
                                                                                            2000        1999
Supplemental disclosure of cash flow information

Cash paid during the year for:
    Income taxes                                                                         $    1,824  $    5,413
                                                                                         ==========  ==========

    Interest                                                                             $  248,358  $  247,454
                                                                                         ==========  ==========

Supplemental schedule of noncash investing activities

Transfer of loan receivable to real estate
 acquired in settlement of loans                                                         $  275,175  $        -
                                                                                         ==========  ==========







































See notes to consolidated financial statements.

                       DOLLAR BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of consolidated financial statement presentation

The consolidated financial statements include the accounts of Dollar Bancorp, Inc. (the "Corporation"), and the Corporation's wholly owned subsidiary, Dollar Savings Bank, (the "Savings Bank") and have been prepared in conformity with generally accepted accounting principles. All significant intercompany accounts and transactions have been eliminated in consolidation.

In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of financial condition and revenues and expenses for the period then ended. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant changes in the near-term relate to the determination of the allowance for loan losses and the valuation of real estate acquired in settlement of loans. Management believes that the allowance for loan losses is adequate and that real estate acquired in settlement of loans is appropriately valued. While Management uses available information to recognize losses on loans and real estate acquired in settlement of loans, future additions to the allowance for loan losses or further writedowns of real estate acquired in settlement of loans may be necessary based on changes in economic conditions in the Savings Bank's market area.

Investment and mortgage-backed securities

Investments in debt securities that the Savings Bank has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized holding gains and losses included in earnings. Debt and equity securities not classified as trading securities, nor as held-to-maturity securities, shall be classified as available-for-sale securities and reported at fair value, with unrealized holding gains or losses reported in a separate component of stockholders' equity.

All mortgage-backed securities are classified as held-to-maturity, because the Savings Bank has the ability and it is management's intention, to hold all such securities to maturity.

Gain or loss on sales of securities is based upon the specific identification method.

Loans receivable, net

Loans are stated at the amount of unpaid principal plus accrued interest less an allowance for loan losses and deferred loan fees. Loans that are sixty days or more past due are placed on non-accrual status. Interest is calculated by use of the simple interest method.

                       DOLLAR BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont'd)
-----------------------------------------------

Loan origination fees

The Savings Bank accounts for loan origination fees and costs in accordance with Statement of Financial Accounting Standards No. 91, "Accounting for Non-Refundable Fees and Costs Associated with Originating or Acquiring Loans and Indirect Costs of Leases" ("SFAS 91"). SFAS 91 requires that the Savings Bank defer loan origination fees and certain direct loan origination costs and amortize such amounts as an adjustment of yield over the contractual life of the loan.

Allowance for loan losses

An allowance for loan losses is maintained at a level considered adequate to absorb loan losses. Management of the Savings Bank, in determining the allowance for loan losses, considers the risks inherent in its loan portfolio and changes in the nature and volume of its loan activities, along with the general economic and real estate market conditions.

The Savings Bank utilizes a two tier approach: (1) identification of impaired loans and the establishment of specific loss allowance on such loans; and (2) establishment of general valuation allowances on the remainder of its loan portfolio. The Savings Bank maintains a loan review system which allows for a periodic review of its loan portfolio and the early identification of potential impaired loans. Such system takes into consideration, among other things, delinquency status, size of loans, type and estimated fair value of collateral and financial condition of the borrowers. Specific loan loss allowances are established for identified loans based on a review of such information. General loan loss allowances are based upon a combination of factors including, but not limited to, actual loan loss experience, composition of the loan portfolio, current economic conditions and management's judgment. Although management believes that adequate loan loss allowances are established, actual losses are dependent upon future events, and as such, further additions to the level of the allowance for loan losses may be necessary.

A loan evaluated for impairment is deemed to be impaired when based on current information and events, it is probable that the Savings Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. The amount of loan impairment is measured based on the present value of expected future cash flows discounted at the loans's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. All loans identified as impaired are evaluated independently. The Savings Bank does not aggregate such loans for evaluation purposes. Payments received on impaired loans are applied first to interest receivable and then to principal.

                       DOLLAR BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont'd)
-----------------------------------------------

Premises and equipment

Premises and equipment are comprised of land, at cost, and building and furniture, fixtures and equipment, at cost, less accumulated depreciation. Depreciation charges are computed on the straight-line method over the following estimated useful lives:

         Building and improvements                     5 to 40 years
         Furniture, fixtures and equipment             5 to 10 years

Real estate acquired in settlement of loans

Real estate acquired by foreclosure or deed in lieu of foreclosure is recorded at the lower of cost or fair value at date of acquisition and thereafter carried at the lower of such initially recorded amount or fair value less estimated selling costs. Costs incurred in developing or preparing properties for sale are capitalized. Income and expense related to the holding and operating of properties are recorded in operations. Gains and losses from sales of such properties are recognized as incurred.

Income taxes

Federal income taxes and state taxes have been provided on the basis of reported income. Deferred income taxes are provided for certain items in income and expense which enter into the determination of income for financial reporting purposes in different periods than for income tax purposes.

Concentration of credit risk and interest-rate risk

The Savings Bank is principally engaged in the business of attracting deposits from the general public and using these deposits, together with borrowings and other funds, to make loans secured by real estate and, to a lesser extent, consumer loans in the Northern New Jersey area. The potential for interest- rate risk exists as a result of the shorter duration of the Savings Bank's interest-sensitive liabilities compared to the generally longer duration of interest-sensitive assets. In a rising interest rate environment, liabilities will reprice faster than assets, thereby reducing net interest income. For this reason, management regularly monitors the maturity structure of the Savings Bank's assets and liabilities in order to measure its level of interest-rate risk and to plan for future volatility.

Statements of cash flows

For the purposes of reporting cash flows, cash and cash equivalents include cash and amounts due from depository institutions and interest-bearing deposits in other banks with an original maturity of three months or less.

                       DOLLAR BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont'd)
-----------------------------------------------

Disclosures about fair value of financial instruments

The following methods and assumptions were used by the Savings Bank in estimating the fair value of its financial instruments:

      Cash and cash equivalents

      The carrying amounts reported in the financial statements for cash and cash equivalents approximates their fair values.

      Mortgage-backed securities

      Fair value is determined by reference to quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

      Loans receivable

      The fair value of loans is estimated by discounting the future cash flows, using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities, of such loans.

      Deposits

      The carrying amounts reported in the financial statements for savings accounts approximates their fair values. For fixed-maturity certificates of deposit, fair value is estimated using the rates currently offered for deposits of similar remaining maturities.

      Commitments to extend credit

      The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and committed rates.

Reclassification

Certain amounts, for the year ended March 31, 1999, have been reclassified to conform to the current year's presentation.


                                        DOLLAR BANCORP, INC. AND SUBSIDIARY
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



 2.  MORTGAGE-BACKED SECURITIES HELD TO MATURITY

                                                                                March 31, 2000
                                                                      Carrying  Gross Unrealized  Fair
                                                                       Value    Gains    Losses   Value

Government National Mortgage Association                              $ 17,438 $   453  $     81 $17,810
Federal Home Loan Mortgage Corp.                                         3,441      99         -   3,540
                                                                      -------- -------  -------- -------

                                                                      $ 20,879 $   552  $     81 $21,350
                                                                      ======== =======  ======== =======

                                                                                March 31, 1999
                                                                      Carrying  Gross Unrealized  Fair
                                                                       Value    Gains    Losses   Value

Government National Mortgage Association                              $ 24,691 $ 1,516  $      - $26,207
Federal Home Loan Mortgage Corp.                                         4,172     228         -   4,400
                                                                      -------- -------  -------- -------

                                                                      $ 28,863 $ 1,744  $      - $30,607
                                                                      ======== =======  ======== =======

There were no sales of mortgage-backed securities during the years ended March 31, 2000 and 1999.

 3.  LOANS RECEIVABLE, NET

                                                                                   March 31,
                                                                            ------------------------
                                                                               2000          1999
                                                                            -----------  -----------

Real estate mortgages:
      One to four family                                                    $ 3,966,721  $ 4,550,788
      Five or more family                                                       660,981      687,824
      Commercial                                                              1,244,512    1,384,829
      Construction                                                              515,487            -
                                                                            -----------  -----------

                                                                              6,387,701    6,623,441

Consumer:
      Passbook or certificate                                                    61,525       48,171
                                                                            -----------  -----------

      Total loans                                                             6,449,226    6,671,612
                                                                            -----------  -----------

Less: Deferred loan fees                                                         14,380        8,284
      Allowance for loan losses                                                 351,305      431,893
      Loans in process                                                          110,675            -
                                                                            -----------  -----------

                                                                                476,360      440,177

                                                                            $ 5,972,866  $ 6,231,435


                       DOLLAR BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



 3.  LOANS RECEIVABLE, NET (Cont'd)
--------------------------

An analysis of the allowance for loan losses follows:
                                                                                      Year Ended
                                                                                       March 31,
                                                                                     2000      1999

      Balance, beginning                                                           $431,893  $348,305
      Provision charged to operations                                                19,412    83,588
      Charge-offs                                                                  (100,000)        -
                                                                                   --------  --------

      Balance, ending                                                              $351,305  $431,893
                                                                                   ========  ========

Nonaccrual loans totaled approximately $657,000 and $411,000 at March 31, 2000 and 1999, respectively. Interest income that would have been recorded under the original terms of such loans totaled approximately $69,000 and $40,000, respectively, for the years then ended. During the years ended March 31, 2000 and 1999, interest income actually recognized on such loans totaled approximately $38,000 and $26,000, respectively.


Impaired loans and related amounts recorded in the allowance for loan losses are summarized as follows:

                                                                                      March 31,
                                                                                   2000        1999
      Recorded investment in impaired loans:
        With recorded allowances                                                $  656,553  $  411,005
        Without recorded allowances                                                      -           -
                                                                                ----------  ----------

           Total impaired loans                                                    656,553     411,005
        Related allowance for loan losses                                           21,394      12,295
                                                                                ----------  ----------

           Net impaired loans                                                   $  635,159  $  398,710
                                                                                ==========  ==========

 4.  PREMISES AND EQUIPMENT, NET

                                                                                     March 31,
                                                                                  2000      1999

Land                                                                            $ 44,000  $ 44,000
Building and improvements                                                        156,000   156,000
Furnishings and equipment                                                        130,845   127,247
Property held for future expansion                                               121,700   121,700
                                                                                --------  --------

                                                                                 452,545   448,947

Less accumulated depreciation                                                    164,693   151,812
                                                                                --------  --------

                                                                                $287,852  $297,135

                       DOLLAR BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



 5.  DEPOSITS

                                                                          March 31,
                                                         -------------------------------------------
                                                                 2000                   1999
                                                         --------------------   --------------------
                                                           Amount     Percent     Amount     Percent
Savings accounts:
   Regular and club:
      2.00%                                              $5,317,891     61.76   $4,484,115     56.74
Time deposits:
   Market rate:
      91 day:
         3.30%                                               85,560       .99            -         -
         2.75% - 3.00%                                            -         -       93,701      1.19
      6 month:
         4.00% - 4.40%                                      953,647     11.08            -         -
         3.60% - 4.50%                                       -            -      1,058,466     13.39
      12 month:
         4.00% - 4.40%                                    1,043,785     12.12            -         -
         4.00% - 5.00%                                            -         -    1,051,612     13.31
      24 month:
         4.50% - 5.15%                                        5,461       .06            -         -
         4.30% - 5.15%                                            -         -       17,483       .22
   Jumbo:
         Within 90 days:
         5.49% - 6.00%                                    1,204,209     13.99            -         -
         4.50% - 5.00%                                            -         -    1,196,860     15.15
                                                         ----------   -------   ----------   -------

                                                         $8,610,553    100.00   $7,902,237    100.00
                                                         ==========   =======   ==========   =======

The average rate of interest, net of penalty income, was 2.90% and 3.01% for the years ended March 31, 2000 and 1999, respectively. This average rate is calculated by dividing the total interest paid or credited to accounts, net of penalty income, by the average deposit balances outstanding for the period.

Included  in  deposits  at  March  31,  2000 and  1999,  are  deposits  from two
directors,   individually  or  in  trust  for  others,   totaling  approximately
$2,248,000 and $2,161,000, respectively.

The aggregate amount of deposit accounts of $100,000 or more totaled $1,316,000 and $1,273,000 at March 31, 2000 and 1999, respectively.

 6.  REGULATORY CAPITAL

The Savings Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Savings Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Savings Bank must meet specific capital guidelines that involve quantitative measures of the Savings Bank's assets, liabilities and certain

                       DOLLAR BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 6.  REGULATORY CAPITAL (Cont'd)
-----------------------

off-balance-sheet items, as calculated under regulatory accounting practices. The Savings Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Savings Bank to maintain minimum amounts and ratios (set forth in the table below) of tangible and core capital (as defined in the regulations) to total assets, and of total capital (as defined) to risk-weighted assets (as defined). Management believes, as of March 31, 2000, that the Savings Bank meets all capital adequacy requirements to which it is subject.

The Savings Bank's actual capital amounts and ratios are also presented in the table below. There is no deduction from capital for interest-rate risk.

                                                                                          To be well
                                                                                      capitalized under
                                                                For capital           prompt corrective
                                          Actual              adequacy purposes       action provisions
                                     -----------------        -----------------       -----------------
                                      Amount    Ratio          Amount    Ratio         Amount    Ratio
                                     --------  -------        --------  -------       --------  ------
                                                            (dollars in thousands)

As of March 31, 2000:
  Risk-based capital                 $ 1,551   30.68%         $    404    8.00%      $    506   10.00%
  Core capital                         1,485   14.51%              409    4.00%           614    6.00%
  Tangible capital                     1,485   14.51%              154    1.50%           512    5.00%

As of March 31, 1999:
  Risk-based capital                 $ 1,471   30.22%         $    389    8.00%      $    487   10.00%
  Core capital                         1,410   14.88%              379    4.00%           568    6.00%
  Tangible capital                     1,410   14.88%              142    1.50%           474    5.00%

 7.  INCOME TAXES

The Savings Bank qualifies as a savings institution under the provisions of the Internal Revenue Code, and was therefore, prior to January 1, 1996, permitted to deduct from taxable income, an allowance for bad debts based upon eight percent of taxable income before such deduction, less certain adjustments. Retained earnings, at March 31, 2000, include approximately $403,000 of such bad debt, which, in accordance with FASB Statement No. 109, "Accounting for Income Taxes," is considered a permanent difference between the book and income tax basis of loans receivable, and for which income taxes have not been provided. If such amount is used for purposes other than for bad debt losses, including distributions in liquidation, it will be subject to income tax at the then current rate.

                       DOLLAR BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 7.  INCOME TAXES (Cont'd)
-----------------

The components of income taxes are summarized as follows:

                                                                            Year Ended
                                                                             March 31,
                                                                           2000     1999
     Current tax expense:
         Federal income                                                  $     -  $  -
         State income                                                      2,841     -
                                                                         -------  ----

                                                                           2,841     -

     Deferred tax expense:
         Federal income                                                        -     -
         State income                                                     (2,841)    -
                                                                         -------  ----

                                                                          (2,841)    -

                                                                         $     -  $  -
                                                                         =======  ====

The tax effects of temporary differences that give rise to significant portions of the net deferred tax asset, at March 31, 2000 and 1999, are as follows:

                                                                              March 31,
                                                                           2000      1999
     Deferred tax assets:
         Allowance for loan losses                                       $139,940  $126,536
         Deferred interest income                                               -     9,770
         Depreciation, including write down
          of premises                                                      24,404    31,174
         Net operating loss carryforward                                   41,262    62,859
         Other items, principally accrual
          to cash adjustments                                              15,157    21,564
         Valuation allowance                                             (204,068) (238,400)
                                                                         --------  --------

                                                                           16,695    13,503

     Deferred tax liabilities:
         Other items, principally accrual
          to cash adjustments                                               7,253     6,902
                                                                         --------  --------

            Net deferred tax asset                                       $  9,442  $  6,601
                                                                         ========  ========


                       DOLLAR BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 7.  INCOME TAXES (Cont'd)
-----------------

The following table presents a reconciliation between the reported income taxes and the income taxes which would be computed by applying the normal federal income tax rate (34%) to income before income taxes:

                                                                              Year Ended
                                                                               March 31,
                                                                           2000        1999

Federal income tax                                                       $  25,501   $  48,117
Increases (reductions) in taxes resulting
 from:
     Change in federal valuation allowance                                 (31,888)    (63,677)
     Other items, net                                                        6,387      15,560
                                                                         ---------   ---------

Effective income tax                                                     $       -   $       -
                                                                         =========   =========

The Savings Bank has available, at March 31, 2000, unused operating loss carryforwards of approximately $121,000, which may be applied against future federal taxable income expiring in the year 2011.

 8.  COMMITMENTS AND CONTINGENCIES

The Savings Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments are commitments to originate mortgage loans. The contract amount of the commitment reflects the extent of involvement the Savings Bank has in the financial instruments.

The Savings Bank's exposure to credit loss in the event of nonperformance by the other party to the commitment is represented by the contract amount of the commitment. The Savings Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

Commitments to originate mortgage loans are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Savings Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained by the Savings Bank upon extension of credit is based on management's credit evaluation of the counter-party. Collateral held may include one-to-four family residential properties, five or more unit residential rental properties and income-producing commercial properties.

The Savings Bank had no commitments to extend credit at March 31, 2000 and 1999.

The Savings Bank also has, in the normal course of business, commitments for services and supplies. Management does not anticipate losses on any of these transactions.

                       DOLLAR BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 8.  COMMITMENTS AND CONTINGENCIES (Cont'd)
----------------------------------

The Savings Bank is also a party to litigation which arises primarily in the ordinary course of business. In the opinion of management the ultimate disposition of such litigation should not have a material adverse effect on the financial position of the Savings Bank.

 9.  FAIR VALUES OF FINANCIAL INSTRUMENTS

                                                                        March 31,
                                                         -----------------------------------
                                                               2000               1999
                                                         -----------------  -----------------
                                                         Carrying    Fair   Carrying    Fair
                                                          Value     Value    Value     Value
Financial assets                                                    (in thousands)
----------------

Cash and cash equivalents                                $  3,576  $ 3,576  $  2,818  $ 2,818
Mortgage-backed securities
 held to maturity                                              21       21        29       31
Loans receivable                                            5,973    6,124     6,231    6,507

Financial liabilities

Deposits                                                 $  8,611  $ 8,606  $  7,902  $ 7,906

The fair value estimates are made at a discrete point in time based on relevant market information and information about the financial instruments. Fair value estimates are based on judgements regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Further, the foregoing estimates may not reflect the actual amount that could be realized if all or substantially all of the financial instruments were offered for sale.

In addition, the fair value estimates were based on existing on-and-off balance sheet financial instruments without attempting to value the anticipated future business and the value of assets and liabilities that are not considered financial instruments. Other significant assets and liabilities that are not considered financial assets and liabilities include real estate owned, premises and equipment, and advances from borrowers for taxes and insurance. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of the estimates.

Finally, reasonable comparability between financial institutions may not be likely due to the wide range of permitted valuation techniques and numerous estimates which must be made given the absence of active secondary markets for many of the financial instruments. The lack of uniform valuation methodologies introduces a greater degree of subjectivity to these estimated fair values.

                       DOLLAR BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.  REORGANIZATION AND STOCK CONVERSION

On June 7, 1997, the Savings Bank converted from a New Jersey state chartered mutual savings and loan association to a federally chartered mutual savings bank.

On October 10, 1997, the Savings Bank converted from a federally chartered mutual savings bank to a federally chartered stock savings bank through the sale of 76,000 shares of common stock (par value $1.00). Total proceeds of $760,000 were reduced by conversion expenses of $129,858, for net proceeds of $630,142.

At the time of conversion, the Savings Bank established a liquidation account in an amount equal to its total equity as of the date of the latest statement of condition appearing in the final prospectus used in connection with the conversion. The liquidation account will be maintained for the benefit of eligible account holders or supplemental eligible account holders who continue to maintain their accounts at the Savings Bank after the conversion. The liquidation account will be reduced annually to the extent that eligible account holders or supplemental eligible account holders have reduced their qualifying deposits as of each anniversary date. Subsequent increases will not restore an eligible account holder's or supplemental eligible account holder's interest in the liquidation account. In the unlikely event of a liquidation of the Savings Bank, (a circumstance not envisioned or expected by management), each eligible account holder or supplemental eligible account holder would be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts of all eligible account holders or supplemental eligible account holders then holding qualifying deposits in the Savings Bank.

Office of Thrift Supervision (OTS) regulations impose limitations on all capital distributions, such as cash dividends, payments to repurchase or otherwise acquire shares, payments to stockholders of another institution in a cash-out merger and other distributions charged against capital.

At a special meeting of stockholders held September 30, 1999, stockholders of the Savings Bank approved the reorganization of the Savings Bank into the holding company structure, whereby the Savings Bank becomes a wholly-owned subsidiary of the Corporation, a Delaware corporation. Each outstanding share of the Savings Bank's common stock, par value $1.00 per share, was automatically converted into one share of the Corporation's common stock, par value $.01 per share. The reorganization was completed on October 20, 1999.

                       DOLLAR BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11.  IMPACT OF NEW ACCOUNTING STANDARDS

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In addition, certain provisions of this statement will permit, at the date of initial adoption of SFAS No. 133, the transfer of any held-to-maturity security into either the available-for-sale or trading category and the transfer of any available-for-sale security into the trading category. Transfers from the held-to-maturity portfolio at the date of initial adoption will not call into question the entity's intent to hold other debt securities to maturity in the future. In June 1999, the FASB issued SFAS No. 137, an amendment of FASB Statement No. 133, which defers the effective date to periods beginning after June 15, 2000. The Savings Bank does not expect the adoption of SFAS 133 to have a material impact on its financial statements.

12.  PARENT ONLY FINANCIAL INFORMATION

Dollar Bancorp, Inc. operates its wholly owned subsidiary, Dollar Savings Bank. The earnings of the subsidiary are recognized by the holding company using the equity method of accounting. Accordingly, earnings of the subsidiary are recorded as increases in the investment in the subsidiary. The following are the condensed financial statements for Dollar Bancorp, Inc. (Parent company only).

                                              STATEMENT OF CONDITION


                                                                                         March 31, 2000


Assets:
   Investment in subsidiary                                                                $1,484,964
                                                                                           ----------

      Total assets                                                                         $1,484,964
                                                                                           ==========

Liabilities                                                                                $        -

Stockholders' equity                                                                        1,484,964
                                                                                           ----------

      Total liabilities and stockholders' equity                                           $1,484,964
                                                                                           ==========



                       DOLLAR BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



12.  PARENT ONLY FINANCIAL INFORMATION (Cont'd)
--------------------------------------


                                                STATEMENT OF INCOME

                                                                                         From Inception
                                                                                        October 20, 1999
                                                                                        to March 31, 2000

Equity in undistributed earnings
 of subsidiary                                                                              $42,916
                                                                                            -------

Net income                                                                                  $42,916
                                                                                            =======


                                              STATEMENT OF CASH FLOWS


                                                                                         From Inception
                                                                                        October 20, 1999
                                                                                        to March 31, 2000

Cash flows from operating activities:
   Net income                                                                               $42,916
   Adjustments to reconcile net income to
    net cash provided by operating activities:
       Equity in undistributed earnings of subsidiary
                                                                                            (42,916)

          Net cash provided by operating activities                                               -
                                                                                               ----

Net increase (decrease)in cash and cash equivalents                                               -

Cash and cash equivalents - beginning                                                             -
                                                                                               ----

Cash and cash equivalents - ending                                                          $     -
                                                                                               ====





                       DOLLAR BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


13.  QUARTERLY FINANCIAL DATA (UNAUDITED)
-----------------------------------------

                                                                      Quarter Ended
                                                     -----------------------------------------------
                                                     June 30,  September 30, December 31,  March 31,
                                                       1999        1999          1999        2000
                                                     --------  ------------  -----------  ----------
                                                       (In thousands, except for per share amounts)

Total interest income                                $    171  $        181  $       192  $      191
Total interest expense                                     53            56           65          72
                                                     --------  ------------  -----------  ----------

Net interest income                                       118           125          127         119

Provision for loan losses                                   -             -            -          19
Non-interest income                                         8             7           13          15
Non-interest expenses                                     119           107          110         102
Income taxes                                                -             -            -           -
                                                     --------  ------------  -----------      ------

Net income                                           $      7  $         25  $        30  $       13
                                                     ========  ============  ===========  ==========

Basic and diluted earnings per share                 $    .10  $        .32  $       .39  $      .18

Weighted average number of
 common shares outstanding                                 76            76           76          76








                                   EXHIBIT 21

                         SUBSIDIARIES OF THE REGISTRANT

                         SUBSIDIARIES OF THE REGISTRANT


Name                                State of Incorporation

Dollar Bancorp, Inc.                Delaware
         |
         | 100%
         |
Dollar Savings Bank                 Federal