Form 10QSB
period 2000-06-30
DOLLAR BANCORP INC
filed 2000-08-14
CIK 1096722

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          ------------------------------

                                   FORM 10-QSB

(Mark One)
 [ X ]  QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2000.

 [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to _______________

                         Commission File Number 0-27747


                              DOLLAR BANCORP, INC.
                              --------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                      52-2197122
------------------------------                    ----------------------
(State or other jurisdiction of             (IRS Employer Identification number)
incorporation or organization)


                  893 Franklin Avenue, Newark, New Jersey 07107
                    (Address of principal executive offices)

Registrant's telephone number, including area code:            (973) 483-0001
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

Yes  /   / No  /X/

                              DOLLAR BANCORP, INC.

                                      INDEX


                                                                       Page

PART I.           FINANCIAL INFORMATION

                  Item 1. Financial Statements

                  Balance Sheets as of
                    June 30, 2000 and March 31, 2000                   1

                  Statements of Operations for the
                    three months months ended
                    June  30, 2000 and 1999                            2

                  Statements of Stockholders' Equity
                    for the three months ended
                    June 30, 2000                                      3

                  Statements of Cash Flows for the
                    three  months ended June 30, 2000 and 1999         4

                  Notes to Financial Statements                        5

                  Item 2. Management's Discussion and Analysis
                          of Financial Condition and Results of
                          Operations                                   6

                  Item 3.  Quantitative and Qualitative                6
                  Disclosures about market risk

PART II.          OTHER INFORMATION                                    7

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                              Dollar Bancorp, Inc.
                              Balance Sheets as of
                        June 30, 2000 and March 31, 2000


                                                           At                         At
                                                       June 30, 2000           March 31, 2000
                                                       -----------             --------------
                                                       (unaudited)                (audited)

Assets

   Cash                                                 $249,585                   $409,871
       --------------------------------------------
   Interest bearing deposits                           2,575,475                  3,165,806
                            -----------------------
   Mortgage-backed securities                             18,744                     20,879
                             ----------------------
   Loans receivable, net                               6,237,219                  5,972,866
                        ---------------------------
   Premises & equipment                                  284,508                    287,852
                       ----------------------------
   Real estate acquired in settlement of loans           275,175                    275,175
                                              -----
   Stock in federal home loan bank                        56,500                     56,500
                                  -----------------
   Refundable income taxes                                 2,273                      2,273
                          -------------------------
   Prepaid income tax                                      9,442                      9,442
                      -----------------------------
   Other assets                                           30,275                     22,612
               ------------------------------------       ------                     ------


Total Assets                                          $9,739,196                $10,223,676
                                                      ==========                ===========



Liabilities

   Deposits                                           $8,107,618                 $8,610,553
           ----------------------------------------
   Advances for taxes and insurance                       49,512                     60,261
                                   ----------------
   Other liabilities                                      52,751                     67,498
                    -------------------------------       ------                     ------


Total liabilities                                     $8,209,881                 $8,738,312
                                                       ---------                  ---------

Stockholders' Equity


   Common Stock, $.01 per share;
     76,000 shares issued                                   $760                       $760
                         --------------------------
   Additional paid in capital                            629,382                    629,382
                             ----------------------
   Retained earnings                                     899,173                    854,822
                    -------------------------------

Total Stockholders' Equity                            $1,529,315                 $1,484,964
                                                       ---------                  ---------

Total liabilities and  Stockholders' Equity           $9,739,196                $10,223,276
                                                      ==========                ===========

                              Dollar Bancorp, Inc.
                            Statements of Operations
                           For the three months ended
                             June 30, 2000 and 1999
                                   (Unaudited)



                                                 For the three months ended
                                                        June 30,
                                                 ---------------------
                                                   2000           1999
                                                 ---------    --------
Interest Income:
   Loans                                          $169,695       $135,876
        ---------------------------------------
   Mortgage-backed securities                          421            604
                             ------------------
   Other                                            48,547         34,403
        ---------------------------------------     ------         ------
      Total interest income                        218,662        170,883
                                                   -------        -------

Interest expense
   Deposits:
      Savings                                       24,322         23,322
             ----------------------------------
      Time                                          38,077         29,153
          -------------------------------------     ------         ------
        Total interest expense                      62,399         52,475
                                                    ------         ------

Net interest income                                156,263        118,408
Provision for loan losses                                0              0
                         ----------------------

Net interest income after provision
   for loan losses                                 156,263        118,408
                                                   -------        -------

Non-interest income:
   Loan fees and service charges                    30,596          4,099
                                ---------------
   Other                                             4,503          3,766
        ---------------------------------------      -----          -----
        Total non-interest income                   35,099          7,865
                                                    ------          -----

Non-interest expense:
   Salaries and employee benefits                   71,365         51,646
                                 --------------
   Net occupancy expense of premises                 6,927          3,288
                                    -----------
   Equipment                                         5,098          1,896
            -----------------------------------
   Federal insurance premium                           448          1,219
                            -------------------

   Loss from real estate operations                  3,836              0
                                   ------------
   Other                                            59,337         60,833
        ---------------------------------------     ------         ------
        Total non-interest expense                 147,011        118,882
                                                   -------        -------

Income (Loss) before income taxes                   44,351          7,391
Income taxes                                             0              0
            -----------------------------------
       Net Income                                  $44,351         $7,391
                                                   =======         ======

                              Dollar Bancorp, Inc.
                        Statement of Stockholders' Equity
                        Three months ended June 30, 2000
                                   (Unaudited)


                                            Common        Additional       Retained       Total
                                            stock         paid-in          earnings       stockholders'
                                                          capital                         equity


Balance, March 31, 2000                          $760     $ 629,382         $854,822          $1,484,964
                       --------------------

Net Income                                                                   $44,351             $44,351
          ---------------------------------


Balance, June 30, 2000                           $760      $629,382         $899,173          $1,529,315


                              Dollar Bancorp, Inc.
                            Statements of Cash Flows
                    Three months ended June 30, 2000 and 1999
                                   (Unaudited)

                                                                            June 30,                  June 30,
                                                                              2000                      1999
Cash flows from operating activities:
     Net income                                                          $   44,351                $     7,391
               ---------------------------------------------------
     Adjustments to reconcile net income (loss) to net
         cash provided by operating activities
         Amortization of deferred loan fees                                 (2,721)                      (780)
                                           -----------------------
         Depreciation of premises and equipment                               3,344                      3,164
                                               -------------------
         Provision for losses on loans and real estate                            0                          0
                                                      ------------
         Loss on sale of loans                                                    0                          0
                              ------------------------------------
         Loss on sale of real estate acquired in settlement of
         loans                                                                    0                          0
              ----------------------------------------------------
         Decrease in refundable income taxes                                      0                          0
                                            ----------------------
         (Increase) in other assets                                         (7,663)                    (5,947)
                                   -------------------------------
         (Decrease) increase in other liabilities                          (14,747)                     15,967
                                                 -----------------
         (Decrease) in accrued interest payable on
           deposits                                                           (517)                   (10,130)
                   -----------------------------------------------            -----                   --------

Net cash provided by(used in) operating activities                           22,047                      9,665
                                                                             ------                      -----

Cash flows from investing activities:
     Proceeds from redemption of Federal Home Loan
         Bank stock                                                               0                          0
                   -----------------------------------------------
     Principal repayment on mortgage-backed securities                        2,135                      1,740
                                                      ------------
     Proceeds from sales of loans                                                 0                          0
                                 ---------------------------------
     Proceeds from sales of real estate acquired in settlement
          of loans                                                                0                          0
                  ------------------------------------------------
     Net (increase) decrease in loans receivable                          (261,632)                    318,403
                                                ------------------
     Purchase of equipment                                                        0                          0
                          ----------------------------------------        ---------                    -------

Net cash (used in) provided by investing activities                       (259,497)                    320,143
                                                                          ---------                    -------

Cash flows from financing activities:
     Net (decrease) increase in deposits                                  (502,418)                    490,537
                                        --------------------------
     (Decrease) in advance payments by borrowers
          for taxes and insurance                                          (10,749)                   (31,165)
                                 ---------------------------------         --------                   --------


Net cash (used in) provided by financing activities                       (513,167)                    459,372
                                                                          ---------                    -------

Net (decrease) increase in cash and cash equivalents                      (750,617)                    789,180
Cash and cash equivalents, beginning                                      3,575,677                  2,818,435
                                                                          ---------                  ---------

Cash and cash equivalents, ending                                      $  2,825,060              $   3,607,615
                                                                       ============              =============


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

     All adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the financial statements have been included in the results of operations for the three month period ending June 30, 2000.

     Operating results for the three month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2001.

(2)      Holding Company Reorganization
         ------------------------------

     At a Special Meeting of Stockholders held September 20, 1999, stockholders of Dollar Savings Bank (the "Bank") approved the reorganization of the Bank into the holding company structure, whereby the Bank became the wholly-owned subsidiary of the Company, a Delaware corporation. Each outstanding share of the Bank's common stock, par value $1.00 per share, was automatically converted into one share of the Company's common stock, par value $.01 per share. The Bank completed the reorganization on October 20, 1999.

(3)      Earnings per share
         ------------------

     Earnings per share are based upon the outstanding common shares or 76,000 shares. The earnings per share for the three months ended June 30, 2000 was $.58.

(4)      Book value per share
         --------------------

     The book value per share is based upon the outstanding common shares or 76,000 shares. The book value per share at June 30, 2000 was $20.25.

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

Comparison of Financial Condition at June 30, 2000 and March 31, 2000

Assets

     Total assets decreased  $484,480,  or 4.7%, to $9,739,196 at June 30, 2000,
from $10,223,676 at March 31, 2000. The decrease in total assets was primarily attributable to a $590,331 decrease in interest bearing deposits and a $160,286 decrease in cash, which were partially offset by a $264,353 increase in loans receivable, net, and a $7,663 increase in other assets.

Liabilities

     Total liabilities decreased by $528,431, or 6.05%, to $8,209,881 at June 30, 2000 from $8,738,312 at March 31, 2000. Deposits decreased to $8,107,618 from $8,610,553, advances for taxes decreased to $49,512 from $60,261 and other liabilities including accrued expenses and uncashed bank checks decreased to $52,751 from $67,498.

Stockholders' Equity

     Stockholders' equity increased by $44,351, or 3.0%, to $1,529,315 at June 30, 2000 from $1,484,964 at March 31, 2000. The increase in stockholders' equity is attributable to the Company's net income of $44,351 for the three month period.

Comparison of Operating Results for the Three Months Ended June 30, 2000 and June 30, 1999

Net Income

     Net income increased $36,960 to $44,351 for the three months ended June 30, 2000 from $7,391 for the three months ended June 30, 1999. The increase in net income resulted primarily from a $47,779 increase in interest income and a $27,234 increase in non-interest income which was partially offset by an increase in interest expense of $9,924 and an increase in non-interest expense of $28,129.

Interest Income

     Interest income increased $47,779, or 28.0%, to $218,662 for the three months ended June 30, 2000 from $170,883 for the three months ended June 30,1999. The increase in interest income was attributed to a $33,819 increase in interest income attributable to loans, a $14,144 increase in other interest income which was partially offset by a slight decrease in interest income attributable to mortgage-backed securities of $183.

Interest Expense

     Interest expense increased $9,924, or 18.9%, to $62,399 for the three months ended June 30, 2000 from $52,475 for the three months ended June 30, 1999. This increase was due to a $1,000 increase in the cost of savings deposits and a $8,924 increase in the cost of time deposits.

Provision for Loan Losses

     The Company did not establish a provision for loan losses during the three month period ended June 30, 2000 and the three month period ended June 30, 1999. The Company maintains its allowance for loan losses based upon management's periodic evaluation of known or inherent risks in the loan portfolio, the Company's past loss experience, level of delinquencies, adverse situations that may affect a borrower's ability to repay a loan, the estimated value of the underlying collateral, and market conditions. The Company did not experience any loss from real estate operations during the three months ended June 30, 2000 or June 30, 1999.

Non-Interest Income

     Non-interest income increased $27,234, or 346.3%, to $35,099 for the three months ended June 30, 2000 from $7,865 for the three months ended June 30, 1999. The increase was due to a $26,497 increase in loan fees and service charges and a slight increase in other non-interest income consisting primarily of fees generated by executing money orders.

Non-Interest Expense

     Non-interest expense increased $28,129 or 23.7%, to $147,011 for the three months ended June 30, 2000 from $118,882 for the three months ended June 30, 1999. The increase was primarily due to a $19,719 increase in salaries and employees benefits, a $3,639 increase in net occupancy expense of premises, a $3,202 increase in equipment expense, a $3,836 increase in loss from real estate operations, which were partially offset by a decrease in federal insurance premiums of $771 and a $1,496 decrease in other non-interest expenses.

Income Tax Expense

     The Company did not incur any income tax expense during the three months ended June 30, 2000 and June 30, 1999. This is due to a net operating loss carryover from previous years.

 ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.


     The Company's most significant form of market risk is interest rate risk, as the majority of the Company's assets and liabilities are sensitive to changes in interest rates. The Company's assets consist primarily of fixed rate mortgage loans (the majority of which have five year balloon terms), which have longer maturities than the Company's liabilities which consist primarily of deposits. The Company's mortgage loan portfolio, consisting primarily of loans secured by residential real property located in Essex County, is also subject to risks associated with the local economy. The Company does not own any trading assets. At June 30, 2000, the Company did not have any hedging transactions in place, such as interest rate swaps and caps. The Company's interest rate risk management focuses primarily on evaluating and managing the composition of the Company's assets and liabilities in the context of various interest rate scenarios. Factors beyond management's control, such as market interest rates and competition, also have an impact on interest income and interest expense.

     During the quarter ended June 30, 2000, there were no significant changes in the Company's assessment of market risk.

PART II.          OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     There are various claims and lawsuits in which the Bank is periodically involved incidental to the Company's business. In the opinion of management, no material loss is expected from any of such pending claims or lawsuits.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         (a) Changes in Securities.

         Not applicable.

         (b) Use of proceeds.

         Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO SECURITY HOLDERS

         Not applicable

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORT ON FORM 8-K.

         Exhibit 27   Edgar Financial Data Schedule.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


                                            DOLLAR BANCORP, INC.


Date:    August 10, 2000          By:      \s\ Robert DeMane
                                           -----------------
                                           Robert DeMane
                                           President and Chief Executive Officer



Date:    August 10, 2000           By:      \s\ Susan L. Velardi
                                            --------------------
                                            Susan L. Velardi
                                            Vice President and Treasurer